Form 10-Q
period 1996-03-31
TEAM RENTAL GROUP INC
filed 1996-05-15
CIK 922471

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                                                    Commission File No.: 0-23962


                           TEAM RENTAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                                                         59-3227576
State or other jurisdiction of                                                     (I.R.S. Employer Identification No.)
incorporation or organization

                   125 Basin Street, Suite 210, Daytona Beach, FL 32114
                         (Address of principal executive offices)

                                      (904) 238-7035
                     Registrant's telephone number, including area code


                                      Not applicable
      (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Se curities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re quired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

7,429,776 shares comprised of 5,493,176 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01, were outstanding as of May 12, 1996.

The Exhibit Index, filed as a part of this report, appears on page 13.

                                                               INDEX


PART I.  Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets as of  March 31, 1996 (unaudited)
                    and December 31, 1995                                                    3

               Consolidated Statements of Operations for the Three-Month
                    Periods Ended March 31, 1996 and 1995 (unaudited)                        4

               Consolidated Statement of Changes in Stockholders' Equity
                   for the Three-Month Period Ended March 31, 1996 (unaudited)               5

               Consolidated Statements of Cash Flows for the Three-Month
                    Periods Ended March 31, 1996 and 1995 (unaudited)                        6

               Notes to Unaudited Consolidated Financial Statements                          9

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       9


PART II.  Other Information


Item 1.           Legal Proceedings                                                         13

Item 2.           Changes in Securities

Item 3.           Default Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signature Page










                             Team Rental Group, Inc.
                           Consolidated Balance Sheets




(Dollar amounts in thousands)                                               (Unaudited)
                                                                             March 31,                December 31,
ASSETS                                                                         1996                       1995
                                                                           ------------              --------------
Cash and cash equivalents                                                        $4,674                        $357
Restricted cash                                                                  24,197                      67,731
Trade and vehicle receivables, net of
  allowance for doubtful accounts                                                29,317                      20,928
Accounts receivable, related parties                                                 61                          61
Vehicle Inventory                                                                13,832                       8,938
Revenue earning vehicles, net                                                   314,591                     219,927
Property and equipment, net                                                      15,438                      12,503
Franchise rights, net
  of accumulated amortization                                                    60,554                      46,670
Deferred financing fees, net                                                      2,092                       2,266
Other assets                                                                     10,471                       6,942
                                                                           ------------              --------------
Total assets                                                                   $475,227                    $386,323
                                                                           ------------              --------------
                                                                           ------------              --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Notes payable                                                                  $396,779                    $318,233
Capital lease obligations                                                           739                         784
Accounts payable                                                                 11,870                      14,698
Deferred income taxes                                                             1,559                       1,701
Accrued and other liabilities                                                    18,684                       9,315
                                                                           ------------              --------------
  Total liabilities                                                             429,631                     344,731
                                                                           ------------              --------------
COMMON STOCK WARRANT                                                              2,000                       2,000
                                                                           ------------              --------------
STOCKHOLDERS' EQUITY
Common stock                                                                         74                          72
Additional paid-in-capital                                                       44,709                      41,984
Accumulated deficit                                                                (857)                     (2,134)
Treasury stock                                                                     (330)                       (330)
                                                                           ------------              --------------
  Total stockholders' equity                                                     43,596                      39,592
                                                                           ------------              --------------
  Total liabilities and stockholders' equity                                   $475,227                    $386,323
                                                                           ------------              --------------
                                                                           ------------              --------------


See accompanying notes to unaudited consolidated financial statements.




APITAL PRINTING SYSTEMS]

                             Team Rental Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

(Dollar amounts in thousands except per share data)     For the 3-month period ended March 31,
                                                           1996                      1995
                                                       ----------               -------------
Operating revenue:
  Rental revenue                                          $44,697                     $17,354
  Sales revenue                                            21,097                       4,916
                                                       ----------               -------------
    Total operating revenue                                65,794                      22,270

Cost of car sales                                          17,840                       4,258

Operating expenses:
Direct vehicle and operating                                4,209                       2,625
Depreciation - vehicles                                    11,804                       5,126
Depreciation - nonvehicle                                     536                         285
Advertising, promotion and selling                          4,600                       2,036
Facilities                                                  4,328                       2,076
Personnel                                                  10,689                       4,494
General and administrative                                  4,020                         886
Amortization                                                  514                         112
                                                       ----------               -------------
  Total operating expenses                                 40,700                      17,640
                                                       ----------               -------------
Operating income                                            7,254                         372
                                                       ----------               -------------
Other (income) expense:
Interest expense - vehicles                                 5,027                       2,616
Interest expense - other                                      254                          67
Interest income - restricted cash                            (155)                       (400)
Related party interest
                                                       ----------               -------------

Total other (income) expense                                5,126                       2,283

Income before provision for income taxes                    2,128                      (1,911)
Provision (credit) for income taxes                           851                        (765)
                                                       ----------               -------------
Net income                                                 $1,277                     ($1,146)
                                                       ----------               -------------
                                                       ----------               -------------

Net income  per common share                              $0.18                        ($0.19)
                                                       ----------               -------------
                                                       ----------               -------------

Weighted average shares outstanding                     7,255,950                   6,037,030
                                                       ----------               -------------
                                                       ----------               -------------

See accompanying notes to unaudited consolidated financial statements.

                             Team Rental Group, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                For the three month period ended March 31, 1996
                                   (Unaudited)

                                                                Additional                                         Total
                                               Common            Paid-In         Accumulated      Treasury      Stockholders'
(Dollar amounts in thousands)                   Stock             Capital          Deficit          Stock         Equity
                                             ---------------------------------------------------------------------------------
Balance at December 31, 1995                     $72             $41,984             ($2,134)      ($330)         $39,592

Net income                                                                             1,277                       $1,277

Shares issued in conjunction with acquisition
  of Arizona Rent A Car Systems, Inc.              2               2,725                                           $2,727
                                             ---------------------------------------------------------------------------------
Balance at March 31, 1996                        $74             $44,709              ($857)        ($330)        $43,596
                                             ---------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------



                             Team Rental Group, Inc.
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


(Dollar amounts in thousands)                         For the 3-month period ended March 31,
                                                             1996              1995
                                                          ----------       -----------
Cash flows from operating activities:
Net income (loss)                                             $1,277           ($1,146)

Adjustments to reconcile net income(loss) to net
  cash provided by operating activities :
Depreciation                                                  12,340             5,411
Amortization                                                     514               296
Deferred income tax benefit                                     (142)             (520)
Changes in operating assets and liabilities:
Accounts receivable                                           (8,389)           (2,790)
Car sales inventory                                           (4,894)
Other assets                                                  (3,529)           (3,650)
Accounts payable                                              (2,828)            3,679
Other liabilities                                              9,369             7,172
                                                          ----------       -----------
  Total adjustments                                            2,441             9,598
                                                          ----------       -----------
   Net cash provided by operating activities                   3,718             8,452

Cash flows from investing activities:
Restricted cash                                               43,534            14,925
Proceeds from sale of
  revenue-earning vehicles                                    43,878            60,831
Purchases of revenue-earning vehicles                       (106,812)         (109,091)
Purchase of rental vehicle franchise rights                  (11,497)           (7,103)
Purchases of equipment and improvements                       (3,471)           (2,176)
                                                          ----------       -----------
  Net cash used in investing activities                      (34,368)          (42,614)

Cash flows from financing activities:
Proceeds from vehicle financing                               63,278
Repayment of vehicle financing                               (49,738)           29,112
Proceeds from notes payable                                   21,472             6,950
Principal payments:
  Notes payable                                                                    (58)
  Capital leases                                                 (45)             (177)
                                                          ----------       -----------
Net cash provided by financing activities                     34,967            35,827
                                                          ----------       -----------

Net increase in cash and cash equivalents                      4,317             1,665
Cash and cash equivalents, beginning of period                   357               878
                                                          ----------       -----------
Cash and cash equivalents, end of period                      $4,674            $2,543
                                                          ----------       -----------
                                                          ----------       -----------


TEAM RENTAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Team Rental Group, Inc. (the "Company") for the three-month periods ended March 31, 1996 and 1995 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

The consolidated financial statements for the three-month period ended March 31, 1995 give effect to the Company's acquisition of all of the outstanding stock of the Budget franchises in Dayton, Ohio, Charlotte, North Carolina, and Hartford, Connecticut. The accompanying statement of operations and statement of cash flows only give effect to these operations for the period from their respective dates of acquisition through March 31, 1995. The consolidated financial statements as of March 31, 1996 and for the three-month period then ended give effect to the Company's acquisition of all of the outstanding stock of the Budget franchise in Phoenix, Arizona and VPSI, Inc., both of which were acquired in February 1996. The accompanying statement of operations and statement of cash flows only give effect to these operations for the period from their respective dates of acquisition through March 31, 1996.


2. ACQUISITIONS

Dayton Franchise - In January 1995, the Company purchased all of the outstanding stock of Don Kremer, Inc. located in Dayton, Ohio, for $1.3 million. The acquisition funding consisted of $650,000 cash and two notes totaling $650,000.

Charlotte Franchise - In January 1995, the Company purchased all of the outstanding stock of MacKay Car & Truck Rentals, Inc. located in Charlotte, North Carolina for approximately $8.4 million consisting of cash of $8.3 million and 13,483 shares of Class A common stock.

Hartford Franchise - In March 1995, the Company purchased all of the outstanding stock of Rental Car Resources, Inc. located in Hartford, Connecticut for approximately $1.5 million by issuing 157,333 shares of Class A common stock.

OPCO Franchise - In October 1995, the Company purchased all of the outstanding stock of BRAC- OPCO, Inc. which operates Budget franchises in the greater Los Angeles area, excluding the vehicle rental operations at Los Angeles International Airport, for approximately $11.2 million by issuing 1,050,000 shares of Class A common stock.

Acquisition of Van Pool Operations - In February 1996, the Company purchased for a nominal amount all of the outstanding stock of VPSI, Inc. ("VPSI") located in Detroit, Michigan. VPSI provides commuter van pooling services to business commuters in 22 states, operating a rental fleet of approximately 3,300 vans as of March 31, 1996.

Acquisition of Phoenix Franchise - In February 1996, the Company purchased all of the outstanding stock of Arizona Rent-A-Car Systems, Inc. located in Phoenix, Arizona for approximately $18 million consisting of cash of approximately $5.0 million, a promissory note of $10.0 million and 272,727 shares of Class A common stock.

 If the acquisitions had occurred at the beginning of 1995, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the ac tual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective years.


Three-month period ended March 31,               1996         1995
                                                 ----        -----
(Dollars in thousands)
Operating revenue                             $ 76,831    $ 63,019
Income (loss) before provision for
 income taxes                                     (921)        764
Net income (loss)                                 (553)        458
Earnings (loss) per common share                 (0.07)       0.06

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

The Company's original operation, acquired in April 1987, was the Budget franchise for the San Diego metropolitan area, exclusive of the airport location, which it acquired in 1988. The Company acquired the Albany and Rochester, New York franchises and the Richmond, Virginia franchise in 1991. Concurrent with the Company's initial public offering on August 25, 1994, the Company purchased the Budget operations in Philadelphia and Pittsburgh, Pennsylvania and Cincinnati, Ohio. In November 1994, the Com pany acquired the Fort Wayne, Indiana Budget franchise and opened its first retail car sales facility in San Diego, California. The Company acquired the Dayton, Ohio and Charlotte, North Carolina Budget franchises in January 1995, the Hartford, Connecticut Budget franchise in March 1995 and the Los Angeles Budget franchise in October 1995. During 1995, the Company opened four retail car sales facilities, in cluding locations in Philadelphia, Pennsylvania; Richmond, Virginia; Charlotte, North Carolina; and a second location in San Diego, California; and acquired retail car sales facilities in Dayton, Ohio and Ontario, California. In February 1996, the Company acquired the Phoenix, Arizona Budget franchise territory and VPSI, Inc., a commuter van pooling service with operations in many regions throughout the United States.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and leasing companies. The Company's existing indebtedness at March 31, 1996 has interest rates ranging from 6.0% to 15.25%. The Company intends to fund its operations through the credit facilities described below, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

MEDIUM TERM NOTES - At March 31, 1996, medium term notes were comprised of $105.7 million of notes issued by Team Fleet Financing Corporation in August 1994 ("TFFC notes") and $40 million of notes assumed by the Company in connection with the acquisition of BRAC-OPCO, Inc. in October 1995 ("OPCO notes"). These notes are utilized to finance vehicles eligible for certain manufacturers' guaranteed repur chase programs. Proceeds from the notes that are temporarily unutilized for vehicle financing are main tained in restricted cash accounts with the trustee. The notes are collateralized by the secured vehicles and the restricted cash accounts.

The TFFC notes are comprised of senior notes requiring monthly interest payments at an average LIBOR, as defined, plus 0.75% (6.2% at March 31, 1996). Monthly principal payments of $16,667,000 commence in June 1999 with the last payment due in November 1999. The subordinated notes require monthly interest payments at average LIBOR, as defined, plus 1.30% per annum (6.7% at March 31, 1996) and are payable in full in December 1999.

The OPCO notes are comprised of senior notes requiring monthly interest payments at an average LIBOR, as defined, plus 0.60% (6.0% at March 31, 1996). Monthly principal payments of $4,812,000 commence in November 1997 with the last payment due in June 1998. The subordinated notes require monthly inter-est payments at average LIBOR, as defined, plus 1.0% per annum (6.4% at March 31, 1996) and are pay able in full in December 1998.

VEHICLE OBLIGATIONS - Vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Collateralized lines of credit at March 31, 1996 consist of $200 million for rental vehicles and $25.7 million for retail car sales inventory with maturity dates ranging from April 1996 to April 1997. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory.

Rental vehicle obligations are generally amortized over 5 to 15 months with monthly principal payments ranging from 2% to 3% of the capitalized vehicle cost. When rental vehicles are sold, the related unpaid obligation is due. Interest payments for rental fleet facilities are due monthly at annual interest rates rang ing from 6.8% to 15.25% at March 31, 1996. Management expects vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' rental fleet programs or from the sale of the vehicles.

Monthly payments of interest only for retail car sales inventory obligations are required at an annual interest rate of 8.5% at March 31, 1996. Retail car sales inventory obligations are paid when the inventory is sold but in no event later than 120 days after the date of purchase.

WORKING CAPITAL FACILITIES - Working capital facilities of up to $20,000,000 are for the purchase of retail car sales inventory and working capital, and require monthly interest payments on the outstanding balance at LIBOR plus 1.85% (7.2% at March 31, 1996). One such facility in the amount of $7 million expires May 27, 1996; the remaining balance expires November 1996. The facilities are collateralized by accounts receivable, inventory, equipment, general intangibles, investments and all other personal property of the Company and guarantees of the Company's subsidiaries. Under the terms of one of the agreements, the Company is required to pay commitment fees quarterly equal to 0.125% per annum on the maximum amount of credit available under the credit facility and an annual agent fee of $50,000 as long as the facility has an outstanding balance. This agreement is subject to certain covenants which require the Company to maintain certain financial ratios and minimum tangible net worth and prohibits the payment of cash dividends. At March 31, 1996, the Company was not in compliance with certain covenants under these facilities. In April 1996, certain covenants were amended and the Company is in compliance with the amended terms of the agreements.

OTHER NOTES PAYABLE - Other notes payable consist primarily of a secured promissory note that bears interest at 8% per annum payable in annual installments of $750,000, due August 1999, collateralized by personal guarantees from the previous owners of Southern California operations; a business credit note due November 1996 bearing interest at prime (8.25% March 31, 1996) collateralized by real estate property and secured by personal guarantees of certain stockholders of the Company; a collateralized promissory note that bears interest at 8% per annum, payable in monthly installments of $7,000 plus interest, due September 2010, collateralized by real estate property and personal guarantees of certain stockholders of the Company; a mortgage note bearing interest at 9.10% per annum, payable in monthly installments ranging from $5,400 to $7,800 plus interest, due September 2000 with an option to extend to September 2005, collateralized by real estate property; and a mortgage note bearing interest rate of 7.5% per annum, payable in monthly installments of $8,300 plus interest, due June 1998, collateralized by real estate property.


CHANGE IN FINANCIAL CONDITION

Total assets increased $88.9 million, or 23.0% from $386.3 million at December 31, 1995 to $475.2 million at March 31, 1996. This increase resulted primarily from increases in revenue-earning vehicles of $94.7 million, franchise rights of $13.9 million and other assets of $19.5 million that were primarily the result of the acquisition activity discussed above, which was somewhat offset by a decrease in cash and cash equivalents and restricted cash of $39.2 million resulting from the use of cash to finance vehicle purchases in the first quarter of 1996. Total liabilities increased $84.9 million, or 24.6% from $344.7 million at December 31, 1995 to $429.6 million at March 31, 1996 due primarily to an additional $78.5 million of borrowings for financing vehicle acquisitions and for financing the acquisitions in the first quarter of 1996 and increases in accounts payable and other accrued liabilities of $6.4 million relating to the increased size of the Com pany at March 31, 1996. The increase in stockholders' equity of approximately $4.0 million resulted from the additional shares issued in conjunction with the Arizona Rent a Car Systems, Inc. acquisition totaling $2.7 million and net income of $1.3 million earned in the first quarter.

RESULTS OF OPERATIONS

General Operating Results. Net income for the first quarter of 1996 of $0.18 per share represented a $.37 increase from the $0.19 per share loss experienced in the first quarter of 1995. Income before taxes increased $4.0 million from a $1.9 million loss in the first quarter of 1995 to $2.1 million income in the first quarter of 1996. This increase was due to the Company's February acquisitions of Arizona Rent-A-Car Systems, Inc. and VPSI, Inc., both of which combined contributed pre-tax income of $2.0 million to the Company, and to incentives received from manufacturers that reduced vehicle depreciation by approximately $2.0 million in the first quarter of 1996. Operating income increased over 19 times to $6.9 million in the first three months of 1996 as compared to the comparable period of 1995. The increase in operating income was somewhat offset by an increase in interest expense of $2.8 million, or 125%, due primarily to an increase in the vehicle fleet due to the acquisitions of the Budget franchises in Arizona and Southern
California and VPSI, and due to an increase in the provision for income taxes of $1.6 million due to the en hanced profitability of the Company in 1996.

Operating Revenues. Vehicle rental revenues increased $27.3 million, or 158%, in the first three months of 1996 as compared to the comparable period of 1995. The increase in rental revenues is due primarily to the increase in the size of the Company from operating 85 rental locations in eight franchise areas at March 31, 1995 to operating 157 locations in thirteen franchise territories at March 31, 1996 and to the acquisition of VPSI, Inc. in February 1996. This increased size resulted in an increase in the number of rental revenue days from 438,000 in the first quarter of 1995 to 955,000 days in 1996. The daily average rental rate increased 10.5% from $36.97 in the first quarter of 1995 to $40.87 for 1996. The average rental term in creased from
3.63 days in the first three months of 1995 to 4.02 days in the comparable period of 1996. Vehicle rental revenues also increased in the first quarter of 1996 due to the inclusion of $5.7 million of revenues earned by VPSI since its acquisition. Revenues from the Company's retail car sales operations increased $16.2 million from $4.9 million in 1995 to $21.1 million in 1996, due to the expansion of the Company's car sales facilities from two locations at March 31, 1995 to seven locations at March 31, 1996.

Operating Expenses. Operating expenses increased approximately $23.1 million, or 131% to $40.7 million for the three-month period ended March 31, 1996 as compared to $17.6 million for the same period in 1995. The growth of the Company's vehicle rental operations through the acquisitions discussed above was the principal cause of all of the increases to the Company's operating expenses. Vehicle depreciation increased approximately $6.7 million, or 130%, due to an increase in fleet of 6,300 vehicles which increased vehicle depreciation by approximately $8.7 million, which was offset in part by incentives received from manufacturers that reduced vehicle depreciation by approximately $2.0 million. Personnel costs increased approximately 138% in the first quarter of 1996 as compared to the comparable period of 1995 due to an increase of approximately 900 employees since March 31, 1995. Advertising expenses increased from $2.0 million to $4.3 million due to the increase in the size of the rental operations and due to the growth of the retail car sales operations from two markets at March 31, 1995 to six markets at March 31, 1996. The retail car sales business typically incurs greater advertising expense than the car rental business. Facilities expense increased $2.3 million, or 108% due to the addition of 72 locations since March 31, 1995. Other operating expense increases were due to the increased volume of rental business resulting from the 1995 and 1996 acquisitions.

Other (Income) Expense, net. Vehicle interest expense, net, increased approximately $2.4 million in the first quarter of 1996 due to the increase in the size of the Company's rental fleet from approximately 6,300 vehicles at March 31, 1995 to approximately 12,600 vehicles at March 31, 1996. The Company's cost of funds decreased approximately 0.6% per annum in the first quarter of 1996 as compared to the first quarter of 1995, due primarily to the decrease in the LIBOR rate, upon which most of the Company's debt is based. Nonvehicle interest and other expense, net of interest income, increased approximately $357,000 in 1996, from approximately $333,000 income in 1995 to $24,000 expense in the first quarter of 1996 due primarily to a $245,000 reduction in interest earned on the excess proceeds from the medium term note program remaining available for vehicle financing in the first quarter, as the Company had utilized a larger portion of its medium term note funds in 1996. In addition, the Company's borrowings under its working capital facilities increased from $7 million at March 31, 1995 to $20 million at March 31, 1996 due primarily to borrowings to fund the acquisitions of the Budget franchises in Southern California and Arizona.

Provision for income taxes. The provision for income taxes increased $1.6 million from a $765,000 benefit for the first quarter of 1995 to a provision of $851,000 or the first quarter of 1995. The $1.6 million change represents a 40% tax provision for the enhanced profitability of the Company.

PART II - OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which Team Rental Group, Inc. nor any of its subsidiaries is a party or to which any of their property is subject.

ITEM 2         CHANGES IN SECURITIES

    Not applicable.

ITEM 3         DEFAULT UPON SENIOR SECURITIES

    Not applicable.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5         OTHER INFORMATION

    Not applicable.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.

     2.1 Stock Purchase Agreement by and among the Company, Arizona Rent-A-Car Systems, Inc., David Katzin, Bob Katzin, Jon David Katzin, Gabrielle De Lavigne, the David Katzin Irrevocable Trust (dated November 17, 1989), and Katzin Investments, L.C., dated as of December 21, 1995 (incorporated by refer ence to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 21, 1995).

     2.2 Share Purchase Agreement dated January 11, 1996 between Chrysler Corporation and the Company. The exhibits and schedules which are referenced in the table of contents and elsewhere are hereby incorporated by reference. Such exhibits and schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementally upon request.

     4.1 Registration Rights Agreement among the Company and Katzin Investments L.C., dated February 27, 1996 (incorporated by reference to
Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 27,
1996).

     10.1 Term Note dated February 27, 1996 from NationsBank, N.A. (South) to the Company (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K dated December 31, 1995).

     10.2 Amendment No. 1 to Term Note dated April 2, 1996 from NationsBank, N.A. (South) to the Company.

     10.3 Fifth Amendment dated March 28, 1996 to First Amended and Restated Credit Agreement among Team Fleet Services Corporation, the Company and NBD Bank, N.A.

     10.4 Revolving Credit Agreement by and between VPSI, Inc. and NationsBank, N.A. (South) dated February 6, 1996.

     10.5 Amendment and Waiver No. 1 to Revolving Credit Agreement and Security Agreement by and between VPSI, Inc. and NationsBank, N.A. (South) dated March 28, 1996.

 (b) Reports on Form 8-K


In a Form 8-K dated February 29, 1996, the Company reported under Item 7 that it would restate its earnings for certain periods. No financial statements were filed.

In a Form 8-K dated December 21, 1995 and filed on January 5, 1996, the Company reported under Item 5 the execution of an agreement to acquire Arizona Rent-A-Car Systems, Inc.

In a Form 8-K dated February 27, 1996, the Company reported under Item 2 the acquisition of Arizona Rent-A-Car Systems, Inc. The required financial statements and pro forma financial information were subsequently filed on a Form 8-K/A by the Company under Item 7 on May 13, 1996.

In a Form 8-K/A dated October 20, 1995 and filed on January 4, 1996, the Company filed under Item 7 the financial statements of BRAC-OPCO, Inc. and the required pro forma financial information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEAM RENTAL GROUP, INC.
                                                    (Registrant)



Dated: May 14, 1996                By:  /s/  Sanford Miller
                                        -------------------
                                   Sanford Miller
                                   Chairman of the Board and
                                   Chief Executive Officer



Dated: May 14, 1996                 By:  /s/ Jeffrey D. Congdon
                                         --------------------
                                    Jeffrey D. Congdon
                                    Chief Financial Officer