Form 10-Q
period 1996-06-30
TEAM RENTAL GROUP INC
filed 1996-08-14
CIK 922471

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                          Commission File No.: 0-23962


                             TEAM RENTAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                        59-3227576
          --------                                        ----------
State or other jurisdiction of            (I.R.S.  Employer  Identification No.)
incorporation or organization

              125 Basin Street, Suite 210, Daytona Beach, FL 32114
                    (Address of principal executive offices)

                                 (904) 238-7035
                                 --------------
               Registrant's telephone number, including area code


                                 Not applicable
                                 --------------
            (Former name, former address, and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

11,250,783 shares were outstanding as of August 12, 1996, comprised of 9,314,183 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 13.

- --------------------------------------------------------------------------------

                                      INDEX



PART I.  Financial Information

Item 1. Financial Statements

     Consolidated  Balance Sheets as of June 30, 1996  (unaudited)
        and December 31, 1995                                                 3

     Consolidated Statements of Operations for the Three- and Six-Month
        Periods Ended June 30, 1996 and 1995 (unaudited)                      4

     Consolidated Statement of Changes in Stockholders' Equity
        for the Six-Month Period Ended June 30, 1996 (unaudited)              5

     Consolidated Statements of Cash Flows for the Six-Month
        Periods Ended June 30, 1996 and 1995 (unaudited)                      6

     Notes to Unaudited Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9


PART II.  Other Information


Item 1.    Legal Proceedings                                                  12

Item 2.    Changes in Securities                                              12

Item 3.    Default Upon Senior Securities                                     12

Item 4.    Submission of Matters to a Vote of Security Holders                12

Item 5.    Other Information                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                   13

Signature Page                                                                14

                            Team Rental Group, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

(Dollar amounts in thousands)

                                                  June 30,    December 31,
ASSETS                                             1996          1995
                                                 ---------    -----------

Cash and cash equivalents                       $  10,970     $     357
Restricted cash                                     2,878        67,731
Trade and vehicle receivables, net                 24,249        20,928
Accounts receivable, related parties                   61            61
Vehicle inventory                                  15,890         8,938
Revenue earning vehicles, net                     337,633       219,927
Property and equipment, net                        20,217        12,503
Franchise rights, net                              59,315        46,670
Deferred financing fees, net                        2,129         2,266
Other assets                                        9,449         6,942
                                                ---------     ---------

Total assets                                    $ 482,791     $ 386,323
                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable                                   $ 402,338     $ 318,233
Capital lease obligations                             702           784
Accounts payable                                   14,501        14,698
Deferred income taxes                               1,433         1,701
Accrued and other liabilities                      15,289         9,315
                                                ---------     ---------

  Total liabilities                               434,263       344,731

Common Stock Warrant                                2,000         2,000

STOCKHOLDERS' EQUITY

Common Stock                                           74            72
Additional paid-in-capital                         45,395        41,984
Retained earnings (accumulated deficit)             1,389        (2,134)
Treasury Stock                                       (330)         (330)
                                                ---------     ---------
  Total stockholders' equity                       46,528        39,592
                                                ---------     ---------

  Total liabilities and stockholders' equity    $ 482,791     $ 386,323
                                                =========     =========


See accompanying notes to unaudited consolidated financial statements.

                            Team Rental Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


(Dollar amounts in thousands except per share data)

                                       For the three-month periods ended June 30,          For the six-month periods ended June 30,
                                          1996                        1995                     1996                        1995
                                     --------------              --------------           --------------              --------------

Operating revenue:
  Rental revenue                      $     59,145                $     23,788             $    103,842                $     41,142
  Sales revenue                             34,589                       8,092                   55,686                      12,815
  Other revenue                                  0                         442                        0                         635
                                     --------------              --------------           --------------              --------------
    Total operating revenue                 93,734                      32,322                  159,528                      54,592

Operating expenses:
Direct vehicle and operating                 8,533                       2,673                   14,492                       5,298
Depreciation - vehicles                     16,219                       6,443                   28,023                      11,569
Depreciation - nonvehicle                      674                         300                    1,210                         585
Cost of car sales                           29,455                       7,192                   47,295                      11,450
Advertising, promotion and selling           6,009                       2,493                   10,609                       4,529
Facilities                                   5,089                       2,470                    9,417                       4,546
Personnel                                   13,316                       5,363                   24,005                       9,857
General and administrative                   3,115                       1,115                    5,385                       2,001
Amortization                                   482                         239                      996                         351
                                     --------------              --------------           --------------              --------------

  Total operating expenses                  82,892                      28,288                  141,432                      50,186
                                     --------------              --------------           --------------              --------------

Operating income                            10,842                       4,034                   18,096                       4,406
                                     --------------              --------------           --------------              --------------

Other (income) expense:
Vehicle interest                             6,342                       2,800                   11,963                       5,416
Other interest, net                            795                         165                      931                         232
Interest income - restricted cash              (38)                       (172)                    (787)                       (572)
Related party interest                           0                           0                      118                           0
                                     --------------              --------------           --------------              --------------

Total other (income) expense                 7,099                       2,793                   12,225                       5,076

Income (loss) before provision
     (credit) for income taxes               3,743                       1,241                    5,871                        (670)
Provision (credit) for income taxes          1,497                         498                    2,348                        (267)
                                     --------------              --------------           --------------              --------------

Net income (loss)                     $      2,246                $        743             $      3,523                $       (403)
                                     ==============              ==============           ==============              ==============

Net income (loss) per common share:
                Primary               $       0.30                $       0.12             $       0.48                $      (0.07)
                                     ==============              ==============           ==============              ==============
                Fully diluted         $       0.30                $       0.12             $       0.47                $      (0.07)
                                     ==============              ==============           ==============              ==============

Weighted average shares outstanding:
                Primary                  7,569,000                   6,144,000                7,413,000                   6,091,000
                                     ==============              ==============           ==============              ==============
                Fully diluted            7,584,000                   6,144,000                7,497,000                   6,091,000
                                     ==============              ==============           ==============              ==============


See accompanying notes to unaudited consolidated financial statements.

                            Team Rental Group, Inc.
                      Consolidated Statement of Changes in
                              Stockholders' Equity
                  For the six-month period ended June 30, 1996
                                   (Unaudited)

                                                                                 Retained
                                                             Additional          Earnings                                Total
                                             Common            Paid-In         (Accumulated         Treasury         Stockholders'
(Dollar amounts in thousands)                Stock             Capital           Deficit)             Stock             Equity
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1995               $         72      $     41,984     $     (2,134)             ($330)      $     39,592

Shares issued in conjunction
     with acquisition of
     Arizona Rent A Car Systems, Inc.                 2             2,725                                                  2,727
Warrants issued in conjunction
     with financing                                 686                                                   686
Net Income                                                                           3,523                                 3,523
                                           -------------     -------------    -------------       -------------     -------------

Balance at June 30, 1996                   $         74      $     45,395     $      1,389        $      (330)      $     46,528
                                           =============     =============    =============       =============     =============





See accompanying notes to unaudited consolidated financial statements.

                            Team Rental Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollar amounts in thousands)                   For the six-month periods
                                                      ended June 30,
                                                  1996                1995
                                               ----------         ----------
Cash flows from operating activities:
Net income (loss)                              $   3,523          $    (403)

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
Depreciation                                      29,233             12,154
Amortization                                       1,133                674
Deferred income tax provision                       (268)               (21)
Changes in operating assets and liabilities:
  Accounts receivable                             (3,321)            (2,829)
  Other assets                                    (2,507)            (3,627)
  Vehicle inventory                               (6,952)
  Accounts payable                                  (197)             5,204
  Other liabilities                                5,974              3,913
                                               ----------         ----------
  Total adjustments                               23,095             15,468
                                               ----------         ----------

   Net cash provided by operating activities      26,618             15,065

Cash flows from investing activities:
Restricted cash                                   64,853             31,923
Proceeds from sale of
  revenue-earning vehicles                       119,348             73,337
Purchases of revenue-earning vehicles           (263,809)          (162,064)
Purchase of rental vehicle franchise rights      (11,496)            (7,117)
Purchases of equipment and improvements           (8,924)            (2,577)
                                               ----------         ----------

  Net cash used in investing activities         (100,028)           (66,498)

Cash flows from financing activities:
Proceeds from vehicle financing                  108,893             52,840
Repayment of vehicle financing                   (50,362)            (9,609)
Proceeds from borrowings under notes payable      26,074             10,353
Principal payments:
  Capital leases                                     (82)               (59)
  Other                                             (500)               (72)
                                               ----------         ----------

Net cash provided by financing activities         84,023             53,525
                                               ----------         ----------

Net increase in cash and cash equivalents         10,613              2,092

Cash and cash equivalents, beginning of period       357                878
                                               ----------         ----------

Cash and cash equivalents, end of period       $  10,970          $   2,970
                                               ==========         ==========

See accompanying notes to unaudited consolidated financial statements.

Team Rental Group, Inc.
Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Rental Group, Inc. (the "Company") for the three- and six-month periods ended June 30, 1996 and 1995 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

The consolidated financial statements for the three- and six-month periods ended June 30, 1995 give effect to the Company's acquisition of all of the outstanding stock of the Budget franchises in Dayton, Ohio, Charlotte, North Carolina, and Hartford, Connecticut. The accompanying statement of operations and statement of cash flows only give effect to these operations for the period from their respective dates of acquisition through June 30, 1995. The consolidated financial statements as of June 30, 1996 and for the three- and six-month periods then ended give effect to the Company's acquisition of all of the outstanding stock of the Budget franchise in Phoenix, Arizona and VPSI, Inc., both of which were acquired in February 1996. The accompanying statement of operations and statement of cash flows only give effect to these operations for the period from their respective dates of acquisition through the end of the period presented.


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

OPCO Franchise - In October 1995, the Company purchased all of the outstanding stock of BRAC-OPCO, Inc. which operates Budget franchises in the greater Los Angeles area, excluding the vehicle rental operations at Los Angeles International Airport, for approximately $11.2 million by issuing 1,050,000 shares of Class A common stock.

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

If the acquisitions had occurred at the beginning of 1995, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective years.


Six-month period ended June 30,                       1996             1995
                                                      ----             ----
(Dollars in thousands)
Operating revenue                                  $ 170,565       $ 129,967
Income (loss) before provision for income taxes        2,821            (677)
Net income (loss)                                      1,693            (406)
Earnings (loss) per common share                   $    0.23       $   (0.05)



3.    Subsequent Events

On July 9, 1996, the Company sold 3,821,007 shares of Class A common stock at $13.00 per share to investors in a public offering yielding proceeds, net of underwriters' commissions, of $46.9 million to the Company.

On August 1, 1996, the Company acquired ValCar Rental Car Sales, Inc. for $400,000 cash. ValCar owns and operates four retail vehicle sales facilities in Indianapolis, Indiana, and was formerly owned by a director and officer of Team Rental Group.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

The  Company's  original  operation,  acquired  in April  1987,  was the  Budget franchise  for  the  San  Diego  metropolitan  area,  exclusive  of the  airport location, which it acquired in 1988. The Company acquired the Albany and Rochester, New York franchises and the Richmond, Virginia franchise in 1991. Concurrent with the Company's initial public offering on August 25, 1994, the Company purchased the Budget operations in Philadelphia and Pittsburgh, Pennsylvania and Cincinnati, Ohio. In November 1994, the Company acquired the
Fort Wayne, Indiana Budget franchise and opened its first retail car sales facility in San Diego, California. The Company acquired the Dayton, Ohio and Charlotte, North Carolina Budget franchises in January 1995, the Hartford, Connecticut Budget franchise in March 1995 and the Los Angeles Budget franchise in October 1995. During 1995, the Company opened four retail car sales facilities, including locations in Philadelphia, Pennsylvania; Richmond, Virginia; Charlotte, North Carolina; and a second location in San Diego, California; and acquired retail car sales facilities in Dayton, Ohio and Ontario, California. In February 1996, the Company acquired the Phoenix, Arizona Budget franchise territory and VPSI, Inc., a commuter van pooling service with operations in many regions throughout the United States.

Liquidity and Capital Resources

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and leasing companies. The Company's existing indebtedness at June 30, 1996 has interest rates ranging from 6.1% to 9.5%. The Company intends to fund its operations through medium term notes, revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

At June 30, 1996, the Company has $145.7 million borrowed under medium term notes which are utilized to finance vehicles eligible for certain manufacturers' guaranteed repurchase programs. Proceeds from the notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustee. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on medium term notes at June 30, 1996 range from 6.1% to 6.8%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Revolving credit facilities are in place with various financial institutions with rates ranging from 7.0% to 9.5% at June 30, 1996. Collateralized lines of credit at June 30, 1996 consist of $244 million for rental vehicles and $26 million for retail car sales inventory with maturity dates ranging from July 1996 to July 1997. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 7.0% to 9.5% at June 30, 1996. Management expects vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' rental fleet programs or from the sale of the vehicles.

Monthly payments of interest only for retail car sales inventory obligations are required at an annual interest rate of 8.5% at June 30, 1996. Retail car sales inventory obligations are paid when the inventory is sold but in no event later than 120 days after the date of purchase.

Working capital facilities with a combined available credit of up to $30,000,000 are for working capital and the purchase of retail car sales inventory, and bear interest payable monthly at rates that ranged from 8.0% to 11.25% at June 30, 1996. These facilities expire in November 1996. The facilities are collateralized by accounts receivable, inventory, equipment, general intangibles, investments and all other personal property of the Company and guarantees of the Company's subsidiaries. Under the terms of one of the agreements, the Company is required to pay commitment fees quarterly equal to 0.125% per annum on the maximum amount of credit available under the credit facility and an annual agent fee of $50,000 as long as the facility has an outstanding balance. This agreement is subject to certain covenants which require the Company to maintain certain financial ratios and minimum tangible net worth and prohibits the payment of cash dividends. At June 30, 1996, $30 million was outstanding under these working capital facilities. All such outstanding balances were repaid in July 1996.


Change in Financial Condition

Total assets increased $96.5 million, or 25.0% from $386.3 million at December 31, 1995 to $482.8 million at June 30, 1996. This increase resulted primarily from increases in revenue-earning vehicles of $117.7 million, franchise rights of $12.6 million and other assets of $20.4 million that were primarily the result of the acquisition activity discussed above, which was somewhat offset by a decrease in cash and cash equivalents and restricted cash of $54.2 million resulting from the use of cash to finance vehicle purchases in the first six months of 1996. Total liabilities increased $89.5 million, or 26.0% from $344.7 million at December 31, 1995 to $434.3 million at June 30, 1996 due primarily to an additional $84.1 million of net borrowings for financing vehicle acquisitions and for financing the acquisitions in the first quarter of 1996 and increases in accounts payable and other accrued liabilities of $5.4 million relating to the increased size of the Company at June 30, 1996. The increase in stockholders' equity of approximately $6.9 million resulted from the additional shares issued in conjunction with the Arizona Rent a Car Systems, Inc. acquisition totaling $2.7 million, additional paid-in capital from the issuance of stock warrants in the amount of $0.7 million and net income of $3.5 million earned in the first six months of 1996.

Results of Operations

General Operating Results. Net income for the first six months of 1996 increased $.55 from a $.07 loss incurred in the first six months of 1995 to $.48 income for the first six months of 1996. Net income for the second quarter of 1996 of $0.30 per share represented a $.18 increase from the $0.12 per share earned in the second quarter of 1995. Income before provision for income taxes increased $2.5 million from $1.2 million in the second quarter of 1995 to $3.7 million income in the second quarter of 1996. This increase was due to the Company's acquisition activity and the growth of the Company's car sales operations from four locations at June 30, 1995 to nine locations at June 30, 1996. Operating income increased almost 170% to $10.8 million in the second quarter of 1996 as compared to $4.0 million operating income earned in the comparable period of 1995. Operating income for the six-month period ended June 30, 1996 increased $13.7 million, or 311%, to $18.1 million. The increase in operating income in the second quarter was somewhat offset by an increase in net interest expense of $4.3 million, or 154%, due primarily to an increase in the vehicle fleet due to the acquisitions of the Budget franchises in Arizona and Southern California and VPSI, and due to an increase in the provision for income taxes of $1.0 million due to the enhanced profitability of the Company in 1996.

Operating Revenues. Vehicle rental revenues increased $35.4 million, or 149%, in the second quarter of 1996 as compared to the comparable period of 1995. Such revenues for the six-month period ended June 30, 1996 increased $62.7 million from $41.1 million in 1995 to $103.8 million in the current year. The increase in rental revenues is due primarily to the increase in the size of the Company from operating 85 rental locations in eight franchise areas at June 30, 1995 to operating 159 locations in thirteen franchise territories at June 30, 1996 and to the acquisition of VPSI, Inc. in February 1996. This increased size resulted in an increase in the number of rental revenue days from 573,000 in the second quarter of 1995 to 1,212,000 days in 1996. The average rental term increased from 3.61 days in the second quarter of 1995 to 3.88 days in the comparable period of 1996. Vehicle rental revenues also increased in the second quarter of 1996 due to the inclusion of $8.2 million of revenues earned by VPSI for which there were no corresponding revenues in 1995. Revenues from the Company's retail car sales operations increased $26.1 million from $8.5 million in the second quarter of 1995 to $34.6 million in the comparable period of 1996, due to the expansion of the Company's car sales facilities from four locations at June 30, 1995 to nine locations at June 30, 1996.

Operating Expenses. Operating expenses increased approximately $91.2 million, or 182% to $141.4 million for the six-month period ended June 30, 1996 as compared to $50.2 million for the same period in 1995. The growth of the Company's vehicle rental operations through the acquisitions discussed above was the principal cause of all of the increases to the Company's operating expenses. Vehicle depreciation increased approximately $16.5 million, or 142%, due to an increase in fleet of 9,000 vehicles. Personnel costs increased approximately 144% in the first six months of 1996 as compared to the comparable period of 1995 due to an increase of approximately 1,300 employees since June 30, 1995. Advertising expenses increased from $4.5 million to $10.6 million for the first six months of 1996 due to the increase in the size of the rental operations and due to the growth of the retail car sales operations from four markets at June 30, 1995 to nine markets at June 30, 1996. The retail car sales business typically incurs greater advertising expense than the car rental business. Facilities expense increased $4.9 million, or 107% due to the addition of 60 locations since June 30, 1995. Other operating expense increases were due to the increased volume of rental business resulting from the 1995 and 1996 acquisitions.

Other (Income) Expense, net. Interest expense, net of interest income, increased from $5.1 million for the first six months of 1995 to $12.2 million for the first six months of 1996. Vehicle interest expense increased approximately $3.5 million in the second quarter of 1996 due to the increase in the size of the Company's rental fleet from approximately 9,200 vehicles at June 30, 1995 to approximately 18,200 vehicles at June 30, 1996. The Company's cost of funds decreased approximately 0.6% per annum in the second quarter of 1996 as compared to the second quarter of 1995, due primarily to the decrease in the LIBOR rate, upon which most of the Company's debt is based. Nonvehicle interest and other expense, net of interest income, increased approximately $764,000 in the second quarter of 1996, from approximately $7,000 income in 1995 to $757,000 expense in 1996. This increase was due to an increase in the Company's borrowings under its working capital facilities from $7 million at June 30, 1995 to $30 million at June 30, 1996 due primarily to borrowings to fund the acquisitions of the Budget franchises in Southern California and Arizona, and to a $134,000 reduction in interest earned on the excess proceeds from the medium term note program remaining available for vehicle financing in the second quarter of 1996, as the Company had utilized a larger portion of its medium term note funds in the second quarter of 1996 than in the comparable period of 1995.

Provision for income taxes. The provision for income taxes increased $2.6 million from a $0.3 million benefit for the first six months of 1995 to $2.3 million provision for the comparable period of 1996. The tax provision is calculated at a rate of 40%. The increase in provision is due to the enhanced profitability in the first six months of 1996 as compared to 1995.

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

     Thereare no material pending legal proceedings to which Team Rental Group, Inc. nor any of its subsidiaries is a party or to which any of their property is subject.

ITEM 2  Changes in Securities

     Not applicable.

ITEM 3  Default upon Senior Securities

     Not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on June 18, 1996 in Dayton, Ohio for the purpose of electing the Board of Directors, approving an amendment to the amended and restated certificate of incorporation and approving an amendment to the Company's 1994 Incentive Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's' nominees for directors as listed in the proxy statement were elected with the following vote:

          Director                      Shares                        Shares
          Nominee                      Voted For                     Withheld
          -------                      ---------                     --------
     Sanford Miller                    21,931,350                       501
     Jeffrey D. Congdon                21,931,350                       501
     John P. Kennedy                   21,931,350                       501
     Ronald D. Agronin                 21,931,350                       501
     James F. Calvano                  21,931,350                       501
     Alan Liker                        21,931,350                       501
     Jeffrey R. Mirkin                 21,931,350                       501
     Stephen L. Weber                  21,931,350                       501

An amendment to the amended and restated  certificate of incorporation  deleting
Section 8 was approved with the following vote:

           Shares                        Shares                       Shares
         Voted For                   Voted Against                   Withheld
         ---------                   -------------                   --------
         21,914,147                      1,552                          401

An amendment to the Company's 1994 Incentive Stock Option Plan was approved with the following vote:

           Shares                        Shares                       Shares
         Voted For                   Voted Against                   Withheld
         ---------                   -------------                   --------
         21,501,828                     163,652                        5,002

ITEM 5  Other Information

     Not applicable.

ITEM 6  Exhibits and Reports on Form 8-K

     (a)   Exhibits.

     Exhibit 11.1                        Earnings Per Share Computations
     Exhibit 27                          Financial Data Schedule

     (b)   Reports on Form 8-K

In a Form 8-KA dated February 27, 1996 and filed on May 13, 1996, the Company filed under Item 7 the financial statements of Arizona Rent-A-Car Systems, Inc. and the required pro forma financial information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TEAM RENTAL GROUP, INC.
                                  (Registrant)



Dated: August 13, 1996         By:  /s/   Sanford Miller
                                          --------------
                                          Sanford Miller
                                          Chairman of the Board and
                                          Chief Executive Officer



Dated: August 13, 1996         By:  /s/   Jeffrey D. Congdon
                                          ------------------
                                          Jeffrey D. Congdon
                                          Chief Financial Officer

                                  EXHIBIT 11.1

                        EARNINGS PER SHARE COMPUTATIONS

                                                     Six-Month Period Ended
                                                  June 30,           June 30,
                                                    1996               1995
                                              -------------        -------------
PRIMARY EARNINGS PER SHARE:                  (Dollar and share amounts in 000's)

Net Income                                       $   3,523              ($  403)
                                              -------------        -------------

Shares:

Weighted average common shares outstanding           7,343                6,091

Effect of shares issuable under stock option
plans and from stock purchase warrants,
based on the treasury stock method                      70
                                              -------------        -------------


  Adjusted common shares and equivalents             7,413                6,091
                                              -------------        -------------

Earnings per share - primary                     $    0.48              ($ 0.07)
                                              -------------        -------------

FULLY DILUTED EARNINGS PER SHARE:

Net Income                                         $ 3,523              ($  403)
                                              -------------        -------------

Shares:

Weighted average common shares outstanding           7,343                6,091

Effect of shares issuable under stock option
plans and from stock purchase warrants,
based on the treasury stock method                     154
                                              -------------        -------------


  Adjusted common shares and equivalents             7,497                6,091
                                              -------------        -------------

Earnings per share - fully diluted                 $  0.47              ($ 0.07)
                                              -------------        -------------

                                  EXHIBIT 11.1

                        EARNINGS PER SHARE COMPUTATIONS


                                                    Three-Month Period Ended
                                                  June 30,           June 30,
                                                    1996               1995
                                              -------------        -------------
PRIMARY EARNINGS PER SHARE:                  (Dollar and share amounts in 000's)

Net Income                                       $   2,246             $    743
                                              -------------        -------------

Shares:

Weighted average common shares outstanding           7,430                6,144

Effect of shares issuable under stock option
plans and from stock purchase warrants,
based on the treasury stock method                     139
                                              -------------        -------------


  Adjusted common shares and equivalents             7,569                6,144
                                              -------------        -------------

Earnings per share - primary                     $    0.30            $    0.12
                                              -------------        -------------

FULLY DILUTED EARNINGS PER SHARE:

Net Income                                       $   2,246            $     743
                                              -------------        -------------

Shares:

Weighted average common shares outstanding           7,430                6,144

Effect of shares issuable under stock option
plans and from stock purchase warrants,
based on the treasury stock method                     154
                                              -------------        -------------


  Adjusted common shares and equivalents             7,584                6,144
                                              -------------        -------------

Earnings per share - fully diluted                   $0.30                $0.12
                                              -------------        -------------