Form 10-Q
period 1996-09-30
TEAM RENTAL GROUP INC
filed 1996-11-14
CIK 922471

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

11,250,783 shares were outstanding as of November 12, 1996, comprised of 9,314,183 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 13.

--------------------------------------------------------------------------------

                                      INDEX



PART I.  Financial Information

Item 1. Financial Statements

          Consolidated  Balance  Sheets as of September  30,
            1996 (unaudited) and December 31, 1995                         3

          Consolidated  Statements  of  Operations  for  the
            Three- and  Nine-Month  Periods Ended  September
            30, 1996 and 1995 (unaudited)                                  4

          Consolidated Statement of Changes in Stockholders'
            Equity for the Nine-Month Period Ended September
            30, 1996 (unaudited)                                           5

          Consolidated  Statements  of  Cash  Flows  for the
            Nine-Month  Periods Ended September 30, 1996 and
            1995 (unaudited)                                               6

          Notes   to   Unaudited    Consolidated   Financial
            Statements                                                     7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9


PART II.  Other Information


Item 1.    Legal Proceedings                                               12

Item 2.    Changes in Securities                                           12

Item 3.    Defaults Upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12

Signature Page                                                             13

                             Team Rental Group, Inc.
                          Consolidated Balance Sheets


Team CorporateTeam Operations
(Dollar amounts in thousands)                  (Unaudited)
                                              September 30,    December 31,
ASSETS                                             1996            1995
                                                   ----            ----

Cash and cash equivalents                       $  16,249          $357
Restricted cash                                     8,407        67,731
Trade and vehicle receivables, net                 38,082        20,928
Accounts receivable, related parties                   61            61
Vehicle inventory                                  22,417         8,938
Revenue earning vehicles, net                     327,542       219,927
Property and equipment, net                        22,098        12,503
Franchise rights, net                              63,028        46,670
Deferred financing fees, net                        1,653         2,266
Other assets                                        9,676         6,942
                                                ---------     ---------

  Total assets                                  $ 509,213     $ 386,323
                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable                                   $ 372,300     $ 318,233
Capital lease obligations                             668           784
Accounts payable                                   12,548        14,698
Deferred income taxes                               1,701         1,701
Accrued and other liabilities                      24,388         9,315
                                                ---------     ---------

  Total liabilities                               411,605       344,731

Common stock warrant                                2,000         2,000

STOCKHOLDERS' EQUITY

Common stock                                          112            72
Additional paid-in-capital                         89,797        41,984
Retained earnings (accumulated deficit)             6,029        (2,134)
Treasury stock                                       (330)         (330)
                                                ---------     ---------

  Total stockholders' equity                       95,608        39,592
                                                ---------     ---------

  Total liabilities and stockholders' equity    $ 509,213     $ 386,323
                                                =========     =========



See accompanying notes to unaudited consolidated financial statements.

                             Team Rental Group, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


(Dollar amounts in thousands except per share data)

                                         For the three-month periods       For the nine-month periods
                                               ended September 30,             ended September 30,
                                               1996           1995           1996              1995
                                               ----           ----           ----              ----

Operating revenue:
  Rental revenue                         $    62,689    $    29,677     $   166,531     $    70,819
  Sales revenue                               38,803         10,419          94,489          23,234
  Other revenue                                    0          2,287               0           2,922
                                          ----------      ---------       ---------       ---------
    Total operating revenue                  101,492         42,383         261,020          96,975

Operating expenses:
Direct vehicle and operating                   9,900          3,822          24,392           9,120
Depreciation - vehicles                       15,960          8,255          43,983          19,824
Depreciation - nonvehicle                        705            287           1,915             872
Cost of car sales                             30,432          9,205          77,727          20,655
Advertising, promotion and selling             6,492          1,964          17,101           6,493
Facilities                                     5,507          2,851          14,924           7,397
Personnel                                     14,234          5,941          38,239          15,798
General and administrative                     2,628          1,397           8,013           3,398
Amortization                                     472            259           1,468             610
                                          ----------      ---------       ---------       ---------

  Total operating expenses                    86,330         33,981         227,762          84,167
                                          ----------      ---------       ---------       ---------

Operating income                              15,162          8,402          33,258          12,808
                                          ----------      ---------       ---------       ---------

Other (income) expense:
Vehicle interest                               6,579          3,387          18,542           8,803
Other interest, net                              355            293           1,286             525
Interest income - restricted cash                266            (66)           (521)           (638)
Non-recurring bank fees                        1,275(2)           0           1,275               0
Related party interest                             0              0             118               0
                                          ----------      ---------       ---------       ---------

Total other (income) expense                   8,475          3,614          20,700           8,690

Income before provision
                for income taxes               6,687          4,788          12,558           4,118
Provision for income taxes                     2,047            807           4,395             540
                                          ----------      ---------       ---------       ---------

Net income                                   $ 4,640    $     3,981     $     8,163     $     3,578
                                          ==========      =========       =========       =========

Net income  per common share:
            Primary                          $  0.42    $      0.65     $      0.94     $      0.59
                                          ==========      =========       =========       =========
            Fully diluted                    $  0.41    $      0.65     $      0.93     $      0.59
                                          ==========      =========       =========       =========

Weighted average shares outstanding:
            Primary                       11,175,000      6,129,000       8,675,000       6,104,000
                                          ==========      =========       =========       =========
            Fully diluted                 11,196,000      6,129,000       8,820,000       6,104,000
                                          ==========      =========       =========       =========

See accompanying notes to unaudited consolidated financial statements

                             Team Rental Group, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
               For the nine-month period ended September 30, 1996
                                  (Unaudited)
                                                                          Retained
                                                             Additional   Earnings                   Total
                                                    Common    Paid-In   (Accumulated   Treasury   Stockholders'
(Dollar amounts in thousands)                       Stock     Capital      Deficit)      Stock       Equity
                                                 --------------------------------------------------------------
    Balance at December 31, 1995                 $     72    $ 41,984    $ (2,134)    ($   330)    $ 39,592

Shares issued in conjunction with acquisition
    of Arizona Rent A Car Systems, Inc.                 2       2,725                                 2,727
Warrants issued in conjunction with financing                     686                                   686
Proceeds from stock offering                           38      44,402                                44,440
Net income                                                                  8,163                     8,163
                                                 --------    --------    --------     --------     --------

    Balance at September 30, 1996                $    112    $ 89,797    $  6,029     $   (330)    $ 95,608
                                                 ========    ========    ========     ========     ========


See accompanying notes to unaudited consolidated financial statements.



                             Team Rental Group, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollar amounts in thousands)                                           For the nine-month periods
                                                                             ended September 30,
                                                                             1996           1995
                                                                             ----           ----
Cash flows from operating activities:
Net income                                                                $   8,163     $   3,578

Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                                 45,898        20,696
Amortization                                                                  2,767         1,059
Deferred income tax provision                                                     0           (83)
Changes in operating assets and liabilities:
  Accounts receivable                                                       (17,154)      (10,196)
  Other assets                                                               (2,734)         (577)
  Vehicle inventory                                                         (13,479)
  Accounts payable                                                           (2,150)        8,460
  Other liabilities                                                          15,073           290
                                                                           --------      --------

  Total adjustments                                                          28,221        19,649
                                                                           --------      --------

   Net cash provided by operating activities                                 36,384        23,227

Cash flows from investing activities:
Change in restricted cash                                                    59,324        15,593
Proceeds from sale of
  revenue-earning vehicles                                                  189,646       111,860
Purchases of revenue-earning vehicles                                      (341,244)     (200,628)
Purchase of rental vehicle franchise rights                                 (15,099)       (7,490)
Purchases of equipment and improvements                                     (11,510)       (3,510)
                                                                           --------      --------

  Net cash used in investing activities                                    (118,883)      (84,175)

Cash flows from financing activities:
Proceeds from vehicle financing                                             152,901        82,564
Repayment of vehicle financing                                              (90,295)      (30,616)
Proceeds from borrowings under notes payable                                 26,074        10,734
Proceeds from stock issuance                                                 44,440
Acquisition of Treasury Stock                                                                (330)
Principal payments :
  Capital leases                                                               (116)         (142)
  Notes payable                                                             (34,613)       (2,000)
                                                                           --------      --------

Net cash provided by financing activities                                    98,391        60,210
                                                                           --------      --------

Net increase in cash and cash equivalents                                    15,892          (738)

    Cash and cash equivalents, beginning of period                              357           878
                                                                           --------      --------

    Cash and cash equivalents, end of period                              $  16,249     $     140
                                                                          =========     =========

See accompanying notes to unaudited consolidated financial statements

Team Rental Group, Inc.
Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Rental Group, Inc. (the "Company") for the three- and nine-month periods ended September 30, 1996 and 1995 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

The consolidated financial statements for the three- and nine-month periods ended September 30, 1995 give effect to the Company's acquisition of all of the outstanding stock of the Budget franchises in Dayton, Ohio, Charlotte, North Carolina, and Hartford, Connecticut. The accompanying statement of operations and statement of cash flows only give effect to these operations for the period from their respective dates of acquisition through September 30, 1995. The consolidated financial statements as of September 30, 1996 and for the three- and nine-month periods then ended give effect to the Company's acquisition of all of the outstanding stock of the Budget franchise in Phoenix, Arizona and VPSI, Inc., both of which were acquired in February 1996, and to the Company's acquisition of all of the outstanding stock of ValCar Rental Car Sales, Inc., which was acquired in August 1996. The accompanying statement of operations and statement of cash flows only give effect to these operations for the period from their respective dates of acquisition through the end of the period presented.

2.  Non-Recurring Bank Fees

On July 9, 1996, the Company utilized proceeds from its secondary stock offering to repay a $10 million bridge financing facility it had obtained from a bank in the second quarter of 1996. In conjunction with this financing, the Company had issued warrants valued at $0.7 million, and had paid additional fees approximating $1.0 million. As a result of this repayment, the Company has written off all unamortized fees related to this financing, totaling $1.3 million, in the third quarter.

3.  Acquisitions

Dayton Franchise - In January 1995, the Company purchased all of the outstanding stock of Don Kremer, Inc. located in Dayton, Ohio for $1.3 million. The acquisition funding consisted of $650,000 cash and two notes totaling $650,000.

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

OPCO Franchise - In October 1995, the Company purchased all of the outstanding stock of BRAC-OPCO, Inc., which operates Budget franchises in the greater Los Angeles area, excluding the vehicle rental operations at Los Angeles International Airport, for approximately $11.2 million by issuing 1,050,000 shares of Class A common stock.

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

Acquisition of ValCar Rental Car Sales, Inc. On August 1, 1996, the Company acquired all of the outstanding stock of ValCar Rental Car Sales, Inc. for $400,000 cash. ValCar owns and operates four retail vehicle sales facilities in Indianapolis, Indiana, and was formerly owned by a director and officer of Team Rental Group.

 If the acquisitions had occurred at the beginning of 1995, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.



Nine-month period ended September 30,          1996        1995
                                               ----        ----
(Dollars in thousands)
Operating revenue                          $293,370    $256,151
Incomebefore provision for income taxes       7,424       3,874
Net income                                    4,790       2,518
Earnings per common share                  $   0.55    $   0.34

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The  Company's  original  operation,  acquired  in April  1987,  was the  Budget franchise  for  the  San  Diego  metropolitan  area,  exclusive  of the  airport location, which it acquired in 1988. The Company acquired the Albany and Rochester, New York franchises and the Richmond, Virginia franchise in 1991. Concurrent with the Company's initial public offering on August 25, 1994, the Company purchased the Budget operations in Philadelphia and Pittsburgh, Pennsylvania and Cincinnati, Ohio. In November 1994, the Company acquired the
Fort Wayne, Indiana Budget franchise and opened its first retail car sales facility in San Diego, California. The Company acquired the Dayton, Ohio and Charlotte, North Carolina Budget franchises in January 1995, the Hartford, Connecticut Budget franchise in March 1995 and the Los Angeles Budget franchise in October 1995. During 1995, the Company opened four retail car sales facilities, including locations in Philadelphia, Pennsylvania; Richmond, Virginia; Charlotte, North Carolina; and a second location in San Diego, California; and acquired retail car sales facilities in Dayton, Ohio and Ontario, California. In February 1996, the Company acquired the Phoenix, Arizona Budget franchise territory and VPSI, Inc., a commuter van pooling service with operations in many regions throughout the United States. In April 1996, the Company opened two retail car sales facilities, including its first facility in Cincinnati, Ohio and its second facility in Dayton, Ohio. In August 1996, the Company acquired ValCar Rental Car Sales, Inc., the operator of four retail vehicle sales facilities in Indianapolis, Indiana.

Liquidity and Capital Resources

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and leasing companies. The Company's existing indebtedness at September 30, 1996 has interest rates ranging from 6.1% to 10.3%. The Company intends to fund its operations through asset-backed notes, revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

At September 30, 1996, the Company has $145.7 million borrowed under asset-backed notes which are utilized to finance vehicles eligible for certain manufacturers' guaranteed repurchase programs. Proceeds from the notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustee. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on asset-backed notes at September 30, 1996 range from 6.1% to 6.8%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Revolving credit facilities are in place with various financial institutions with rates ranging from 7.0% to 10.3% at September 30, 1996. Collateralized lines of credit at September 30, 1996 consist of $244 million for rental vehicles and $26 million for retail car sales inventory with maturity dates ranging from October 1996 to October 1997. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 7.0% to 10.3% at September 30, 1996. Management expects vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' rental fleet programs or from the sale of the vehicles.

Monthly payments of interest only for retail car sales inventory obligations are required at an annual interest rate of 8.5% at September 30, 1996. Retail car sales inventory obligations are paid when the inventory is sold but in no event later than 120 days after the date of purchase.

The Company has a facility in the amount of $13 million for working capital and the purchase of retail car sales inventory, which bears interest payable monthly at a rate of 7.4% at September 30, 1996. This facility, which expires in December 1996, is collateralized by accounts receivable, inventory, equipment, general intangibles, investments and all other personal property of the Company and guarantees of the Company's subsidiaries. Under the terms of this agreement, the Company is required to pay commitment fees quarterly equal to 0.125% per annum on the maximum amount of credit available under the credit facility and an annual agent fee of $50,000 as long as the facility has an outstanding balance. This agreement is subject to certain covenants which require the Company to maintain certain financial ratios and minimum tangible net worth and prohibit the payment of cash dividends. At September 30, 1996, there were no amounts outstanding under this working capital facility.


Change in Financial Condition

Total assets increased $122.9 million, or 31.8%, from $386.3 million at December 31, 1995 to $509.2 million at September 30, 1996. This increase resulted primarily from increases in revenue-earning vehicles of $107.6 million, accounts receivable of $17.2 million and franchise rights of $16.4 million and other assets of $25.1 million that were primarily the result of the acquisition activity discussed above, which was somewhat offset by a decrease in cash and cash equivalents and restricted cash of $43.4 million resulting from the use of cash to finance vehicle purchases in the first nine months of 1996. Total liabilities increased $66.9 million, or 19.4%, from $344.7 million at December 31, 1995 to $411.6 million at September 30, 1996 due primarily to an additional $62.6 million of net borrowings for financing vehicle acquisitions and increases in accounts payable and other accrued liabilities of $12.8 million relating to the increased size of the Company at September 30, 1996, which was offset in part by $8.5 million of non-vehicle debt principal repayments. The increase in stockholders' equity of approximately $56.0 million resulted from additional shares issued in a stock offering in July 1996 in the amount of $44.4 million, additional shares issued in conjunction with the Arizona Rent a Car Systems, Inc. acquisition totaling $2.7 million, additional paid-in capital from the issuance of stock warrants in the amount of $0.7 million and net income of $8.2 million earned in the first nine months of 1996.

Results of Operations

General Operating Results. Net income for the first nine months of 1996 increased $.35 per share, or 59%, from $.59 for the first nine months of 1995 to $.94 for the first nine months of 1996. Net income for the third quarter of 1996 of $0.42 per share included $1.3 million, or $.08 per share net of tax, of non-recurring bank fees incurred for bridge financing prior to the Company's secondary stock offering in July 1996. Income before provision for income taxes increased over three times from $4.1 million in first nine months of 1995 to $12.6 million for the comparable period of 1996. This increase was due to the Company's acquisition activity and the growth of the Company's car sales operations from five locations at September 30, 1995 to thirteen locations at September 30, 1996. Operating income increased over 80% to $15.2 million in the third quarter of 1996 as compared to $8.4 million operating income earned in the comparable period of 1995. Operating income for the nine-month period ended September 30, 1996 increased $20.5 million, or 160%, to $33.3 million. The increase in operating income in the third quarter was somewhat offset by an increase in net interest expense of $4.9 million, or 135%, due primarily to an increase in the vehicle fleet due to the acquisitions of the Budget franchises in Arizona and Southern California and VPSI, and due to an increase in the provision for income taxes of $1.2 million due to the enhanced profitability of the Company in 1996.

Operating Revenues. Vehicle rental revenues increased $33.0 million, or 111%, in the third quarter of 1996 as compared to the comparable period of 1995. Such revenues for the nine-month period ended September 30, 1996 increased $95.7 million from $70.8 million in 1995 to $166.5 million in the current year. The increase in rental revenues is due primarily to the increase in the size of the Company from operating 99 rental locations in eleven franchise areas at September 30, 1995 to operating 155 locations in thirteen franchise territories at September 30, 1996 and to the acquisition of VPSI, Inc. in February 1996. This increased size resulted in an increase in the number of rental revenue days from 711,000 in the third quarter of 1995 to 1,369,000 days in 1996. The average rental term increased from 4.0 days in the third quarter of 1995 to 4.2 days in the comparable period of 1996. Vehicle rental revenues also increased in the third quarter of 1996 due to the inclusion of $8.1 million of revenues earned by VPSI for which there were no corresponding revenues in 1995. Revenues from the Company's retail car sales operations increased $26.1 million from $12.7 million in the third quarter of 1995 to $38.8 million in the comparable period of 1996, due to the expansion of the Company's car sales facilities from four locations at September 30, 1995 to thirteen locations at September 30, 1996.

Operating Expenses. Operating expenses increased approximately $143.6 million, or 171%, to $227.8 million for the nine-month period ended September 30, 1996 as compared to $84.2 million for the same period in 1995. The growth of the Company's vehicle rental operations through the acquisitions discussed above was the principal cause of all of the increases to the Company's operating expenses. Vehicle depreciation increased approximately $24.2 million, or 122%, due to an increase in fleet of 7,800 vehicles. Personnel costs increased approximately 142% in the first nine months of 1996 as compared to the comparable period of 1995 due to an increase of approximately 1,300 employees since September 30, 1995. Advertising expenses increased from $6.5 million to $17.1 million for the first nine months of 1996 due to the increase in the size of the rental operations and due to the growth of the retail car sales operations from five markets at September 30, 1995 to thirteen markets at September 30, 1996. The retail car sales business typically incurs greater advertising expense than the car rental business. Facilities expense increased $7.5 million, or 102%, due to the addition of 56 locations since September 30, 1995. Other operating expense increases were due to the increased volume of rental business resulting from the 1995 and 1996 acquisitions.

Other (Income) Expense, net. Interest expense, net of interest income, increased from $8.7 million for the first nine months of 1995 to $20.7 million for the first nine months of 1996. Vehicle interest expense increased approximately $3.2 million in the third quarter of 1996 due to the increase in the size of the Company's rental fleet from approximately 7,800 vehicles at September 30, 1995 to approximately 15,600 vehicles at September 30, 1996. The Company's cost of funds decreased approximately 0.4% per annum in the third quarter of 1996 as compared to the third quarter of 1995, due primarily to the decrease in the LIBOR rate, upon which most of the Company's debt is based. Nonvehicle interest and other expense, net of interest income, increased approximately $1.7 million in the third quarter of 1996, from approximately $0.2 million in 1995 to $1.9 million in 1996. This increase was primarily due to approximately $1.3 million in nonrecurring bank fees in the form of cash and stock warrants paid to a bank for a bridge financing that was repaid in July 1996 with proceeds from the Company's issuance of common stock.

Provision for income taxes. The provision for income taxes increased $3.9 million from $0.5 million for the first nine months of 1995 to $4.4 million for the comparable period of 1996. The tax provision is calculated at a rate of 35%. The increase in provision is due to the enhanced profitability in the first nine months of 1996 as compared to 1995.

Part II - Other Information

Item 1  Legal Proceedings

    There are no material pending legal proceedings to which Team Rental Group, Inc. nor any of its subsidiaries is a party or to which any of their properties are subject.

Item 2  Changes in Securities

    On July 9, 1996, the Company sold 3,821,007 shares of Class A common stock at $13.00 per share to investors in a public offering yielding proceeds, net of underwriters' commissions, of $46.9 million to the Company.

Item 3  Defaults upon Senior Securities

    Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5  Other Information

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit 11.1                           Earnings Per Share Computations
Exhibit 27                             Financial Data Schedule

(b)   Reports on Form 8-K

In a Form 8-K dated August 1, 1996, the Company reported under Item 2 the acquisition of ValCar Rental Car Sales, Inc. The required financial statements and pro forma financial information were subsequently filed on a Form 8-K/A by the Company under Item 7 on November 12, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEAM RENTAL GROUP, INC.
                                           -----------------------
                                                (Registrant)



Dated: November 13, 1996            By:  /s/  Sanford Miller
                                              --------------
                                              Sanford Miller
                                              Chairman of the Board and
                                              Chief Executive Officer



Dated: November 13, 1996            By:  /s/  Jeffrey D. Congdon
                                              ------------------
                                              Jeffrey D. Congdon
                                              Chief Financial Officer