Form 10-K
period 1996-12-31
TEAM RENTAL GROUP INC
filed 1997-03-28
CIK 922471

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-78274

                            TEAM RENTAL GROUP, INC.
        (Exact name of registrant as specified in governing instrument)

                   DELAWARE                                      59-3227576
           (State of organization)                   (IRS Employer Identification No.)

         125 BASIN STREET, SUITE 210
              DAYTONA BEACH, FL                                    32114
   (Address of Principal Executive Offices)                      (Zip Code)

              Registrant's telephone number, including area code:

                                 (904) 238-7035

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $187,032,122 based upon the last sales price quoted on The Nasdaq National Market System for March 27, 1997.

     As of March 27, 1997, the registrant had 9,320,383 shares of Class A Common Stock issued and outstanding and 1,936,600 shares of Class B Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997 and Annual Report to Stockholders for the year ended December 31, 1996, (collectively, the "Proxy Statement/ Annual Report") are incorporated by reference in Parts I, II, III and IV.
================================================================================

     As used in this Annual Report on Form 10-K, (i) the "Company" or "TEAM" refers to Team Rental Group, Inc. and its subsidiaries prior to the Budget Acquisition (as defined herein); (ii) "BRACC" refers to Budget Rent a Car Corporation and its subsidiaries prior to the Budget Acquisition; (iii) "Budget Group" refers to the operations of TEAM (including BRACC) after giving effect to the Budget Acquisition; and (iv) "Budget System" or "Budget" refers to the business of renting cars and trucks and retailing late model vehicles conducted by BRACC and its franchisees (including TEAM).

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of TEAM, including statements under Item 1 -- Business and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: (i) the risk that the Budget Acquisition may not be consummated; (ii) Budget Group's ability to service its debt or to obtain financing for its fleet vehicles; (iii) management and integration of the operations of TEAM and BRACC following the Budget Acquisition and the success of initiatives undertaken by Budget Group to increase its revenues and improve its profitability; (iv) competitive pressure in the vehicle rental and retail car sales industries; and (v) general economic conditions.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

                              RECENT DEVELOPMENTS

  The Budget Acquisition

     This Annual Report on Form 10-K contains historical information regarding the Company and also contains information regarding the Company after giving effect to the acquisition (the "Budget Acquisition") of all of the capital stock of Budget Rent a Car Corporation ("BRACC").

     On January 13, 1997, TEAM (the largest Budget franchisee in the United States) entered into stock purchase agreements (the "Stock Purchase Agreements") with Ford Motor Company, BRACC and the common stockholder of BRACC, pursuant to which TEAM agreed to acquire the capital stock of BRACC. The consideration to be paid by TEAM pursuant to the Stock Purchase Agreements consists of (i) approximately $275.0 million in cash and (ii) the issuance to Ford of the Equity Consideration. The Equity Consideration will be the greater of (x) 4,500 shares of newly created non-voting preferred stock (the "Series A Convertible Preferred Stock") and (y) a number of shares of Series A Convertible Preferred Stock equal to the product of (1) .001 and (2) the quotient obtained by dividing 75,000,000 by the average of the closing prices of TEAM's Class A Common Stock for the ten consecutive trading days immediately preceding the second trading day prior to the closing date of the Budget Acquisition. Each share of Series A Convertible Stock will be non-voting, will not carry a dividend and will automatically convert into 1,000 shares of Class A Common Stock, par value $.01 per share of TEAM (the "Class A Common Stock") at such time as the record ownership of such share of Series A Convertible Preferred Stock is transferred to or held by any person other than any entity other than Ford or an affiliate of Ford. In addition, based upon the closing price of the Class A Common Stock on The Nasdaq National Market on March 21, 1997, TEAM is obligated under the Stock Purchase Agreements to purchase approximately $100.7 million of the currently outstanding BRACC indebtedness. TEAM is also obligated under the Stock Purchase Agreements to refinance approximately $856.2 of indebtedness outstanding under BRACC's existing fleet financing facilities. The Stock Purchase Agreements may be terminated under certain circumstances, including, among others, if the closing of the transactions contemplated by the Stock Purchase Agreements has not occurred on or prior to October 15, 1997 or by mutual written agreement of the parties to the Stock Purchase Agreements. Consummation of the Budget Acquisition is subject to certain conditions, including arrangement of financing for the Budget Acquisition, receipt of all required approvals and consents, and the refinancing of approximately $856.2 million of indebtedness outstanding under BRACC's existing fleet financing facilities. There can be no assurances that the Budget Acquisition will be consummated.

  Listing of Class A Common Stock on New York Stock Exchange

     The Company has made application for the Class A Common to be listed on the New York Stock Exchange under the symbol "BD."

  Other Required Information

     The other information required by this item is incorporated by reference from pages 23 to 33 and pages 56 to 70 of the Proxy Statement/Annual Report.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The information required by this item is incorporated by reference to pages 65 and 70 of the Proxy Statement/Annual Report.

ITEM 3.  LEGAL PROCEEDINGS.

     The information required by this item is incorporated by reference from page 69 of the Proxy Statement/Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS.

     The information required by this item is incorporated by reference from page 33 of the Proxy Statement/Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from pages 43 to 44 of the Proxy Statement/Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from pages 45 to 50 of the Proxy Statement/Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated by reference from pages F-1 to F-23 of the Proxy Statement/Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this item is incorporated by reference from page 80 of the Proxy Statement/Annual Report.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from pages 3 to 5 and pages 70 to 71 of the Proxy Statement/Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from pages 9 to 12 of the Proxy Statement/Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from pages 7 to 9 of the Proxy Statement/Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from pages 13 to 14 of the Proxy Statement/Annual Report.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are incorporated by reference from pages F-1 to F-23 of the Proxy Statement/Annual Report:

                                                                PAGE
                                                                ----
Report of Independent Certified Public Accountants..........    F-2
Independent Auditors' Report................................    F-3
Consolidated Balance Sheets -- December 31, 1995 and 1996...    F-4
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1996...............    F-5
Consolidated Statements of Stockholders Equity (Deficiency)
  for Each of the Three Years in the Period Ended December
  31, 1996..................................................    F-6
Consolidated Statements of Cash Flow for Each of the Three
  Years in the Period Ended December 31, 1996...............    F-7
Notes to Consolidated Financial Statements..................    F-8

     (b) Reports on Form 8-K.

     In a Current Report on Form 8-K dated November 26, 1996, as amended by Amendment No. 1 thereto filed on December 16, 1996, and Amendment No. 2 thereto filed on December 30, 1996, the Company reported the change in its certifying accountants. See Item 9 of this Annual Report on Form 10-K.

     (c) Exhibits:

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
    2.1    --   Share Exchange Agreement dated April 25, 1994 among Team
                Rental Group, Inc., Sanford Miller, Jeffrey Congdon, John
                Kennedy, Brian Britton, Richard Hinkle and Richard Sapia
                (incorporated by reference to Exhibit 10.24 to the Company's
                Registration Statement on Form S-1, File No. 33-78274, dated
                April 28, 1994).
    2.2    --   First Amendment to Share Exchange Agreement dated June 13,
                1994 among Team Rental Group, Inc., Sanford Miller, Jeffrey
                Congdon, John Kennedy, Brian Britton, Richard Hinkle and
                Richard Sapia (incorporated by reference to Exhibit 10.36 to
                Amendment No. 1 to the Company's Registration Statement on
                Form S-1, File No. 33-78274, dated June 17, 1994).
    2.3    --   Second Amendment to Share Exchange Agreement dated July 5,
                1994 among Team Rental Group, Inc., Sanford Miller, Jeffrey
                Congdon, John Kennedy, Brian Britton, Richard Hinkle and
                Richard Sapia (incorporated by reference to Exhibit 10.38 to
                Amendment No. 2 to the Company's Registration Statement on
                Form S-1, File No. 33-78274, dated July 7, 1994).
    2.4    --   Agreement, dated October 20, 1995, among Team Rental Group,
                Inc., Team Rental of Southern California, Inc., BRAC-OPCO,
                Inc., and Budget Rent-A-Car of Southern California
                (incorporated by reference to Exhibit 2.5 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1995).
    2.5    --   Stock Purchase Agreement, dated as of December 21, 1995, by and among the Company, Arizona Rent-A-Car Systems, Inc.,
                David Katzin, Michael Katzin, Jon David Katzin, Gabrielle De
                Lavigne, the David Katzin Irrevocable Trust (dated November
                17, 1989) and Katzin Investments L.C. (incorporated by
                reference to Exhibit 2.1 to the Company's Current Report on
                Form 8-K dated December 21, 1995).
    2.6    --   Stock Purchase Agreement, dated as of November 1, 1994, by and between Team Rental of Ft. Wayne, Inc., Sanford Miller,
                Richard Sapia and Andrew Klein (incorporated by reference to
                Exhibit 10.38 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1994).
    2.7    --   Common Stock Purchase Agreement, dated as of January 13,
                1997, between John J. Nevin and Team Rental Group, Inc.
                (incorporated by reference to Exhibit 2.7 to the Company's
                Registration Statement on Form S-1, File No. 333-21691 dated
                February 12, 1997)

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
    2.8    --   Budget Stock Purchase Agreement, dated as of January 13,
                1997, between Budget Rent A Car Corporation and Team Rental
                Group, Inc. (incorporated by reference to Exhibit 2.8 to the
                Company's Registration Statement on Form S-1, File No.
                333-21691 dated February 12, 1997)
    2.9    --   Preferred Stock Purchase Agreement, dated as of January 13,
                1997, between Ford Motor Company and Team Rental Group, Inc.
                (incorporated by reference to Exhibit 2.9 to the Company's
                Registration Statement on Form S-1, File No. 333-21691 dated
                February 12, 1997)
    2.10   --   Form of Preferred Stockholders Agreement between Ford Motor
                Company and Team Rental Group, Inc. (incorporated by
                reference to Exhibit 2.10 to the Company's Registration
                Statement on Form S-1, File No. 333-21691 dated February 12,
                1997)
    3.1    --   Amended and Restated Certificate of Incorporation of the
                Company (incorporated by reference to Exhibit 3.1 to the
                Company's Registration Statement on Form S-1, File No.
                33-78274, dated April 28, 1994).
    3.2    --   Amendment to Amended and Restated Certificate of
                Incorporation of the Company (incorporated by reference to
                Exhibit 3.2 to Amendment No. 2 to the Company's Registration
                Statement on Form S-1, File No. 333-4507, dated June 28,
                1996).
    3.3    --   By-Laws of the Company (incorporated by reference to Exhibit
                3.2 to the Company's Registration Statement on Form S-1,
                File No. 33-78274, dated April 28, 1994).
    4.1    --   Specimen Stock Certificate (incorporated by reference to
                Exhibit 4.1 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1995).
    4.2    --   Base Indenture between Team Fleet Financing Corporation, as
                Issuer, Team Rental Group, Inc., as Servicer and Team
                Interestholder, and Bankers Trust Company, as Trustee,
                relating to Rental Car Asset Backed Notes (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1994).
    4.3    --   Supplemental Indenture relating to Rental Car Asset Backed
                Notes (incorporated by reference to Exhibit 4.2 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1994).
    4.4    --   Base Indenture among BRAC SOCAL Funding Corporation, as
                Issuer, BRAC-OPCO, Inc., as Servicer and Retained
                Interestholder, and Bankers Trust Company, as Trustee
                (incorporated by reference to Exhibit 4.5 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1995)
    4.5    --   Series 1995-1 Supplement to Base Indenture among BRAC SOCAL
                Funding Corporation, as Issuer, BRAC-OPCO, Inc., as Servicer
                and Retained Interestholder, and Bankers Trust Company, as
                Trustee (incorporated by reference to Exhibit 4.6 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).
    4.6    --   Supplement No. 1 to Indenture, dated as of October 20, 1995, among BRAC SOCAL Funding Corporation, BRAC-OPCO, Inc., Team
                Rental of Southern California, Inc. and Bankers Trust
                Company, as Trustee (incorporated by reference to Exhibit
                4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
    4.7    --   Registration Rights Agreement, dated as of August 25, 1994, among the Company, Brian Britton, Jeffrey Congdon, Richard
                Hinkle, John Kennedy, Sanford Miller and Richard Sapia
                (incorporated by reference to Exhibit 10.23 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1994).
    4.8    --   First Amendment to Registration Rights Agreement, dated as of November 1, 1994, among the Company, Brian Britton,
                Jeffrey Congdon, Richard Hinkle, John Kennedy, Sanford
                Miller and Richard Sapia (incorporated by reference to
                Exhibit 10.24 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1994).
    4.9    --   Letter Agreement, dated as of November 1, 1994, between
                Andrew Klein and the Company acknowledging that Andrew Klein is a party to the Registration Rights Agreement, dated as of
                August 25, 1994, as amended (incorporated by reference to
                Exhibit 10.25 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1994).
    4.10   --   Registration Rights Agreement, dated as of October 20, 1995, between Team Rental Group, Inc. and Budget Rent-A-Car of
                Southern California (incorporated by reference to Exhibit
                4.12 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1995).

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
    4.11   --   Registration Rights Agreement, dated as of December 1, 1996, between Team Rental Group, Inc. and the holders of the
                Convertible Subordinated Notes (incorporated by reference to
                Exhibit 4.12 to the Company's Registration Statement on Form
                S-1, File No. 333-21691, dated February 12, 1997).
    4.12   --   Warrant No. 1-1994, dated as of August 24, 1994, to purchase
                175,000 shares of Class A Common Stock, par value $.01 per share, of the Company, issued to Budget Rent-A-Car
                Corporation (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1994).
    4.13   --   NationsBank Warrant dated as of April 26, 1996 (incorporated by reference to Exhibit 4.14 to the Company's Registration
                Statement on Form S-1, File No. 333-21691, dated February
                12, 1997).
    4.14   --   Amended and Restated Base Indenture dated as of December 1,
                1996 among Team Fleet Financing Corporation, as Issuer, Team
                Rental Group, Inc., as Servicer and Team Interestholder, and
                Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Company's
                Registration Statement on Form S-1, File No. 333-21691,
                dated March 27, 1997).
    4.15   --   Series 1996-1 Supplement to the Amended and Restated Base
                Indenture dated as of December 1, 1996 among Team Fleet
                Financing Corporation, as Issuer, Team Rental Group, Inc.,
                as Servicer and Team Interestholder, and Bankers Trust
                Company, as Trustee (incorporated by reference to Exhibit
                4.16 to Amendment No. 1 to the Company's Registration
                Statement on Form S-1, File No. 333-21691, dated March 27,
                1997).
    4.16   --   Amended and Restated Master Motor Vehicle Lease Agreement
                dated as of December 1, 1996 among Team Fleet Financing
                Corporation, as Lessor, Team Rental Group, Inc., as
                Guarantor, and certain subsidiaries of Team Rental Group,
                Inc., as lessees (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Company's Registration Statement
                on Form S-1, File No. 333-21691, dated March 27, 1997).
    4.17   --   Motor Vehicle Lease Agreement Series 1996-1 dated as of
                December 1, 1996 among Team Fleet Financing Corporation, as
                Lessor, Team Rental Group, Inc., as Guarantor, and certain subsidiaries of Team Rental Group, Inc., as lessees
                (incorporated by reference to Exhibit 4.18 to Amendment No.
                1 to the Company's Registration Statement on Form S-1, File
                No. 333-21691, dated March 27, 1997).
   10.1    --   Amended and Restated Sublicense Agreement, dated as of
                October 20, 1995, between Budget Rent-A-Car of Southern
                California and Team Rental of Southern California, Inc.,
                along with Corporate Guaranty of Team Rental Group, dated as of October 20, 1995 (incorporated by reference to Exhibit
                10.11 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1995).
   10.2    --   Lease Agreement dated September 1, 1993 between Miller and
                Hinkle, a Florida general partnership, and Capital City
                Leasing, Inc., as amended by First Amendment dated as of
                July 1, 1994 (Henrico County, Virginia) (incorporated by
                reference to Exhibit 10.41 to Amendment No. 3 to the
                Company's Registration Statement on Form S-1, File No.
                33-78274, dated August 12, 1994).
   10.3    --   Lease Agreement dated June 1, 1994 between Miller and
                Hinkle, a Florida general partnership, and Capital City
                Leasing, Inc. (Chesterfield County, Virginia) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the
                Company's Registration Statement on Form S-1, File No.
                333-4507, dated June 13, 1996).
   10.4    --   Lease Agreement dated as of September 12, 1995 between MCK
                Real Estate Corporation, Team Car Sales of Richmond, Inc.
                and Team Rental Group, Inc. (incorporated by reference to
                Exhibit 10.24 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1995).
   10.5    --   Agreement of Lease dated as of August 31, 1995 between MCK
                Real Estate Corporation and Team Rental of Philadelphia,
                Inc. (incorporated by reference to Exhibit 10.25 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).

EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
   10.6    --   Credit Agreement dated May 16, 1995 by and among Team Rental
                Group, Inc., Team Fleet Services Corporation and BankOne
                Indianapolis, N.A. (incorporated by reference to Exhibit
                10.42 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1995).
   10.7    --   First Amendment to BankOne Credit Agreement dated November
                1, 1995 (incorporated by reference to Exhibit 10.43 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).
   10.8    --   Second Amendment to BankOne Credit Agreement dated February
                2, 1996 (incorporated by reference to Exhibit 10.44 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).
   10.9    --   Form of World Omni, Inc. Term Note (incorporated by
                reference to Exhibit 10.45 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1995).
   10.10   --   Promissory Note, dated October 20, 1995, from Team Rental of
                Southern California, Inc. to Budget Rent-A-Car of Southern
                California in the principal amount of approximately
                $4,775,000 (incorporated by reference to exhibit 10.46 to
                the Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).
   10.11   --   Promissory Note, dated February 27, 1996, from the Company to Katzin Investments L.C. in the aggregate principal amount of $10,000,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1995).
   10.12   --   Term Note dated February 27, 1996 from NationsBank, N.A.
                (South) to the Company (incorporated by reference to exhibit
                10.48 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1995).
   10.13   --   Amendment No. 1 to Term Note dated April 2, 1996 from
                NationsBank, N.A. (South) to the Company (incorporated by
                reference to exhibit 10.2 to Form 10-Q for the quarter ended
                March 31, 1996).
   10.14   --   Amendment No. 2 to Term Note dated May 27, 1996 from
                NationsBank, N.A. (South to the Company (incorporated by
                reference to Exhibit 10.47 to Amendment No. 1 to the
                Company's Registration Statement on Form S-1, File No.
                333-4507, dated June 13, 1996).
   10.15   --   Revolving Credit Agreement by and between VPSI, Inc. and
                NationsBank, N.A. (South) dated February 6, 1996
                (incorporated by reference to exhibit 10.4 to the Company's
                Form 10-Q for the quarter ended March 31, 1996).
   10.16   --   Amendment and Waiver No. 1 to the Revolving Credit Agreement
                and Security Agreement by and between VPSI, Inc. and
                NationsBank, N.A. (South) dated March 28, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1996).
   10.17   --   Revolving Credit Agreement dated as of May 31, 1996 among
                Team Fleet Services Corporation, NationsBank, N.A. (South)
                and certain Lenders (incorporated by reference to Exhibit
                10.50 to Amendment No. 1 to the Company's Registration
                Statement on Form S-1, File No. 333-4507, dated June 13,
                1996).
   10.18   --   Subordinated Notes Purchase Agreement, dated as of December
                1, 1996, by and between the Company and the investors listed therein (incorporated by reference to Exhibit 10.20 to the
                Company's Registration Statement on Form S-1, File No.
                333-21691, dated February 12, 1997).
   10.19   --   Subordination Agreement, dated as of October 20, 1995, among
                Budget Rent-A-Car of Southern California, BRAC-OPCO, Inc.,
                Team Rental Group, Inc. and Team Rental of Southern
                California (incorporated by reference to Exhibit 10.49 to
                the Company's Annual Report on Form 10-K for the year ended
                December 31, 1995).
   10.20   --   Shareholders' Agreement, dated as of October 20, 1995, by
                and among Team Rental Group , Inc., the holders of the
                Company's Class B Common Stock, and Budget Rent-A-Car of
                Southern California (incorporated by reference to Exhibit
                10.50 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1995)
   10.21   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on
                Form S-1, File No. 33-78274, dated April 28, 1994).

     10.22     --      Amendment No. 1 to 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.54 to
                       Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-4507, dated June
                       28, 1996).
     10.23     --      1994 Director's Plan (incorporated by reference to Exhibit 10.28 to the Company's Registration
                       Statement on Form S-1, File No. 33-78274, dated April 28, 1994).
     10.24     --      Indemnification Agreement dated April 25, 1994 between the Company and Sanford Miller (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 33-78274,
                       dated April 28, 1994).
     10.25     --      Indemnification Agreement dated April 25, 1994 between the Company and John Kennedy (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, File No. 33-78274,
                       dated April 28, 1994).
     10.26     --      Indemnification Agreement dated April 25, 1994 between the Company and Jeffrey Congdon (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, File No. 33-78274,
                       dated April 28, 1994).
     10.27     --      Indemnification Agreement dated April 25, 1994 between the Company and Ronald Agronin (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, File No. 33-78274,
                       dated April 28, 1994).
     10.28     --      Indemnification Agreement dated April 25, 1994 between the Company and Stephen Weber (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, File No. 33-78274,
                       dated April 28, 1994).
     13.1      --      Portions of the Proxy Statement for Annual Meeting of Stockholders on April 22, 1997 and Annual
                       Report to Stockholders for Year Ended December 31, 1996 expressly incorporated by reference herein.
     16.1      --      Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Company's
                       Current Report on Form 8-K dated November 26, 1996, as amended).
     21.1      --      Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration
                       Statement on Form S-1, File No. 333-21691, dated February 12, 1997).
     23.1      --      Consent of Arthur Andersen LLP.
     23.2      --      Consent of Deloitte & Touche LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                          TEAM RENTAL GROUP, INC.

                                          By:       /s/ JOHN P. KENNEDY
                                            ------------------------------------
                                                      John P. Kennedy
                                                       President and
                                                  Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

                      SIGNATURE
                      ---------
                 /s/ SANFORD MILLER
-----------------------------------------------------
                   Sanford Miller
  Chairman of the Board and Chief Executive Officer
     (Principal Executive Officer) and Director

                 /s/ JOHN P. KENNEDY
-----------------------------------------------------
                   John P. Kennedy
   President, Chief Operating Officer and Director

                 /s/ JEFFREY CONGDON
-----------------------------------------------------
                   Jeffrey Congdon
  Chief Financial Officer (Principal Financial and
          Accounting Officer) and Director

                /s/ RONALD D. AGRONIN
-----------------------------------------------------
                  Ronald D. Agronin
                      Director

              /s/ DR. STEPHEN L. WEBER
-----------------------------------------------------
                Dr. Stephen L. Weber
                      Director

                 /s/ JEFFREY MIRKIN
-----------------------------------------------------
                   Jeffrey Mirkin
                      Director

                   /s/ ALAN LIKER
-----------------------------------------------------
                     Alan Liker
                      Director

                /s/ JAMES F. CALVANO
-----------------------------------------------------
                  James F. Calvano
                      Director

                /s/ MARTIN P. GREGOR
-----------------------------------------------------
                  Martin P. Gregor
                      Director