Form 10-Q
period 1997-03-31
BUDGET GROUP INC
filed 1997-05-14
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
                                    --------------
OR

[]   TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    --------    --------

                        Commission File No.: 0-23962


                             BUDGET GROUP, INC.
           (Exact name of registrant as specified in its charter)


     Delaware                                            59-3227576
     --------                                            ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

                 4225  Naperville Road, Lisle, IL 60532-3662
                  (Address of principal executive offices)

                               (904) 238-7035
                               --------------
             Registrant's telephone number, including area code


                           TEAM RENTAL GROUP, INC.
                           -----------------------
              Basin Street, Suite 210, Daytona Beach, FL 32114
 (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]  No []

19,899,683 shares of common stock were outstanding as of May 13, 1997, comprised of 17,963,083 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 13.

                                    INDEX


PART I.  Financial Information
------------------------------

Item 1. Financial Statements

           Consolidated Balance Sheets as of  March 31, 1997 (unaudited)
              and December 31, 1996                                                                     3

           Consolidated Statements of Operations for the Three-Month
             Periods Ended March 31, 1997 and 1996 (unaudited)                                          4

           Consolidated Statement of Changes in Stockholders' Equity
             for the Three-Month Period Ended March 31, 1997 (unaudited)                                5

           Consolidated Statements of Cash Flows for the Three-Month
             Periods Ended March 31, 1997 and 1996 (unaudited)                                          6

           Notes to Unaudited Consolidated Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    11


PART II.  Other Information
--------------------------

Item 1. Legal Proceedings                                                                              13

Item 2. Changes in Securities                                                                          13

Item 3. Default Upon Senior Securities                                                                 13

Item 4. Submission of Matters to a Vote of Security Holders                                            13

Item 5. Other Information                                                                              13

Item 6. Exhibits and Reports on Form 8-K                                                               13

Signature Page                                                                                         15


                             BUDGET GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS



(Dollar amounts in thousands)                                                  (UNAUDITED)
                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   1997              1996
                                                                             ---------------   ----------------

ASSETS
Cash and cash equivalents                                                        $35,275            $50,490
Restricted cash                                                                   49,335             66,336
Trade and vehicle receivables, net of
allowance for doubtful accounts                                                   31,818             31,302
Accounts receivable, related parties                                                  58                 58
Vehicle Inventory                                                                 22,292             16,413
Revenue earning vehicles, net                                                    368,968            319,257
Property and equipment, net                                                       18,624             18,502
Franchise rights, net
of accumulated amortization                                                       68,088             68,469
Deferred financing fees, net                                                       3,780              3,950
Other assets                                                                      11,880             10,022
Other intangible assets                                                            2,403              2,424
                                                                             -----------        -----------

Total assets                                                                    $612,521           $587,223
                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Notes payable                                                                   $477,241           $454,109
Capital lease obligations                                                            531                580
Accounts payable                                                                   7,865             14,601
Accrued and other liabilities                                                     24,873             16,526
Deferred income taxes                                                              7,162              7,406
                                                                             -----------        -----------

Total liabilities                                                                517,672            493,222
                                                                             -----------        -----------

COMMON STOCK WARRANT                                                               2,000              2,000

STOCKHOLDERS' EQUITY
Common stock                                                                         112                112
Additional paid-in-capital                                                        89,856             89,856
Retained Earnings                                                                  3,211              2,363
Treasury stock                                                                      (330)              (330)
                                                                             -----------        -----------

Total stockholders' equity                                                        92,849             92,001
                                                                             -----------        -----------

Total liabilities and stockholders' equity                                      $612,521           $587,223
                                                                             ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

                             BUDGET GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)





(Dollar amounts in thousands except per share data)                               FOR THE 3-MONTH PERIOD ENDED MARCH 31,
                                                                                        1997                 1996
                                                                                  --------------         ---------------
OPERATING REVENUE:
 Rental revenue                                                                         $58,697              $44,697
 Sales revenue                                                                           43,751               21,097
                                                                                  --------------         -----------
  Total operating revenue                                                               102,448               65,794

OPERATING EXPENSES:
Direct vehicle and operating                                                              8,860                4,209
Depreciation - vehicles                                                                  17,403               11,804
Depreciation - nonvehicle                                                                   671                  536
Cost of car sales                                                                        36,575               17,840
Advertising, promotion and selling                                                        6,523                4,600
Facilities                                                                                5,935                4,328
Personnel                                                                                14,800               10,689
General and administrative                                                                2,975                4,020
Amortization                                                                                546                  514
                                                                                  -------------          -----------

  Total operating expenses                                                               94,288               58,540
                                                                                  -------------          -----------

OPERATING INCOME                                                                          8,160                7,254
                                                                                  -------------          -----------
OTHER (INCOME) EXPENSE:
Interest expense - vehicles                                                               6,724                5,027
Interest expense - other                                                                    746                  254
Interest income - restricted cash                                                          (723)                (155)
                                                                                  -------------          -----------

Total other (income) expense                                                              6,747                5,126
                                                                                  -------------          -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                  1,413                2,128
Provision (credit) for income taxes                                                         565                  851
                                                                                  -------------          -----------

NET INCOME                                                                                 $848               $1,277
                                                                                  =============          ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                                         $0.08                $0.18
                                                                                  =============          ===========
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                                               11,256,983            7,255,950
                                                                                  =============          ===========


See accompanying notes to unaudited consolidated financial statements.

                              BUDGET GROUP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997
                                 (UNAUDITED)

                                                            Additional                                        Total
                                          Common             Paid-In          Retained        Treasury     Stockholders'
                                           Stock             Capital           Earnings         Stock        Equity
                                       --------------------------------------------------------------------------------------------
(Dollars amounts in thousands)
Balance at December 31, 1996                 $112            $89,856            $2,363           ($330)          $92,001
Net income                                                                         848                           $   848

                                       --------------------------------------------------------------------------------------------

Balance at March 31, 1997                    $112            $89,856            $3,211           ($330)          $92,849
                                       ============================================================================================

                              BUDGET GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



(Dollar amounts in thousands)                                                     FOR THE 3-MONTH PERIOD ENDED MARCH 31,
                                                                                        1997                1996
                                                                                  ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $    848            $   1,277

Adjustments to reconcile net income to net
 cash provided by operating activities :
Depreciation                                                                             18,074               12,340
Amortization                                                                                546                  514
Deferred income tax benefit                                                                (244)                (142)
Changes in operating assets and liabilities:
Accounts receivable                                                                        (516)              (8,389)
Vehicle inventory                                                                        (5,879)              (4,894)
Other assets                                                                             (1,858)              (3,529)
Accounts payable                                                                         (6,736)              (2,828)
Other liabilities                                                                         8,347                9,369
                                                                                  -------------          -----------
  Total adjustments                                                                      11,734                2,441
                                                                                  -------------          -----------
  Net cash provided by operating activities                                             12,582                3,718
                                                                                  -------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                                                          17,001               43,534
Proceeds from sale of
 revenue-earning vehicles                                                                84,912               43,878
Purchases of revenue-earning vehicles                                                  (152,000)            (106,812)
Purchase of rental vehicle franchise rights                                                                  (11,497)
Purchases of equipment and improvements                                                    (793)              (6,921)
                                                                                  -------------          -----------
                                                                                  -------------          -----------
Net cash used in investing activities                                                   (50,880)             (37,818)
                                                                                  -------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from vehicle financing                                                          40,223               63,278
Repayment of vehicle financing                                                           (7,644)             (49,738)
Proceeds from notes payable
Principal payments :                                                                                          24,922
 Notes payable                                                                           (9,447)
 Capital leases                                                                             (49)                 (45)
                                                                                  -------------          -----------
 Net cash provided by financing activities                                               23,083               38,417
                                                                                  -------------          -----------
Net increase (decrease) in cash and cash equivalents                                    (15,215)               4,317
Cash and cash equivalents, beginning of period                                           50,490                  357
                                                                                  -------------          -----------
Cash and cash equivalents, end of period                                               $ 35,275            $   4,674
                                                                                  =============          ===========

BUDGET GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Budget Group, Inc., previously named Team Rental Group, Inc. (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

The consolidated financial statements for the three-month period ended March 31, 1996 give effect to the Company's acquisition of all of the outstanding stock of the Budget franchise in Phoenix, Arizona and VPSI, Inc., both of which were acquired in February 1996, from the date of acquisition through the end of the period presented.

2.  ACQUISITIONS

Acquisition of Van Pool Operations - In February 1996, the Company purchased for a nominal amount all of the outstanding stock of VPSI, Inc. ("VPSI") located in Detroit, Michigan. VPSI provides commuter van pooling services to business commuters in 22 states, and operated a rental fleet of approximately 3,300 vans as of the acquisition date.

Acquisition of Phoenix Franchise - In February 1996, the Company purchased all of the outstanding stock of Arizona Rent-A-Car Systems, Inc., located in Phoenix, Arizona, for approximately $18 million consisting of cash of approximately $5.0 million, a promissory note of $10.0 million and 272,727 shares of Class A common stock.

Acquisition of ValCar Rental Car Sales, Inc. - On August 1, 1996, the Company acquired all of the outstanding stock of ValCar Rental Car Sales, Inc. for $400,000 cash. ValCar owns and operates four retail vehicle sales facilities in Indianapolis, Indiana, and was formerly owned by a director and officer of the Company.

If the acquisitions had occurred at the beginning of 1996, the Company's
results of operations would be as shown in the following table.   These
unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

THREE-MONTH PERIOD ENDED MARCH 31,

                                                          1996
                                                          ----
(Dollars in thousands)
Operating revenue                                       $ 85,521
Income before provision for income taxes                  (2,448)
Net income                                                (1,469)
Earnings per common share                               $  (0.20)


3.  SUBSEQUENT EVENTS

On April 17, 1997, the Company's Class A Common Stock began trading on the New York Stock Exchange under the ticker symbol "BD". Prior to that time, the Company's Class A Common Stock had been traded on Nasdaq.

On April 29, 1997, the entity formerly known as Team Rental Group, Inc. completed its acquisition of Budget Rent a Car Corporation ("BRACC") and changed its name to Budget Group, Inc. After the consummation of the BRACC acquisition, Budget Group and its franchisees (collectively referred to as the "Budget System") operate the third largest worldwide general use car and truck rental system, with approximately 3,200 locations and a peak fleet size during 1996 of 266,000 cars and 18,000 trucks. The Budget System includes locations in both the airport and local (downtown and suburban) markets in all major metropolitan areas in the United States, in many other small and mid-size U.S. markets and in more than 110 countries worldwide. Pro forma for the BRACC Acquisition, the Budget System included approximately 455 company-owned locations in the United States at December 31, 1996, accounting for approximately 76% of 1996 U.S. system-wide revenues. In addition, Budget franchisees operated approximately 500 royalty-paying franchise locations in the United States at December 31, 1996. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name, with locations in Europe, Canada, Latin America, the Middle East, Asia/Pacific and Africa. The Budget System currently maintains more local market rental locations throughout the world than most of its major competitors. The Budget System is also unique among major car rental systems in that it rents trucks in most major markets worldwide. The Budget System's consumer truck rental fleet is the fourth largest in the United States. Budget Group is also one of the largest independent retailers of late model vehicles in the United States, operating 22 retail car sales facilities under the name "Budget Car Sales" with pro forma revenues of $246.9 million for 1996.

In conjunction with and concurrent to the acquisition of BRACC on April 29, 1997, the Company sold 8,625,000 shares of Class A common stock at a price of $21.625 in a public offering raising proceeds, net of underwriting commissions, of $177.2 million. The Company also issued 4,500 shares of Series A convertible, non-voting preferred stock, each share of which is convertible into 1,000 shares of the Company's Class A common stock, to Ford Motor Corporation. The common shares underlying the preferred stock had a value of approximately $97.3 million at the time of issuance. The Company also entered into the following debt financing transactions concurrently with the acquisition of BRACC: (i) $165.0 million of guaranteed senior notes at a rate of 9.57% maturing in 2007; (ii) $45.0 million of convertible subordinated notes at a rate of 6.85%, convertible into 1,609,442 shares of Class A common stock at a conversion price of $27.96 per share and maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900 million; (iv) a $500 million asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472.5 million bearing interest at a rate of 7.35% and a subordinated note in the amount of $27.5 million bearing interest at a rate of 7.80%; and (v) a $300 million five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR, guaranteed by Budget Group and secured primarily by accounts receivable, cash and unencumbered vehicles.

For further information regarding the BRACC Acquisition, see the Company's Current Report on Form 8-K filed on May 13, 1997.

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

In April 1997, the Company acquired Budget Rent a Car Corporation and changed its name to Budget Group, Inc. For a further discussion of this transaction, see Note 3 to the Company's financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile
manufacturers' captive finance companies and leasing companies.   The Company's
existing indebtedness at March 31, 1997 has interest rates ranging from 6.3% to 8.5%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

At March 31, 1997, the Company had $321.7 million borrowed under asset-backed notes, which are utilized to finance vehicles eligible for certain manufacturers' guaranteed repurchase programs. Proceeds from the notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustee. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on asset-backed notes at March 31, 1997 range from 6.3% to 7.1%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Collateralized available lines of credit at March 31, 1997 consist of $208 million for rental vehicles and $26 million for retail car sales inventory with maturity dates ranging from April 1997 to May 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 6.9% to 8.5% at March 31, 1997. Management expects vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' rental fleet programs or from the sale of the vehicles.

Monthly payments of interest only for retail car sales inventory obligations are required at an annual interest rate of 8.5% at March 31, 1997. Retail car sales inventory obligations are paid when the inventory is sold but in no event later than 120 days after the date of purchase.

Working Capital Facilities. At March 31, 1997, the Company had an unutilized working capital facility of $10.0 million, which requires monthly interest payments on the outstanding balance at LIBOR plus 2.50% (8.125% at December 31, 1996). This facility, which expired in April 1997, was collateralized by accounts receivable, vehicle inventory, equipment, certain intangibles, investments and all other personal property of the Company and guarantees of certain of the Company's subsidiaries. This agreement was subject to certain covenants, the most restrictive of which requires the Company to maintain certain financial ratios and minimum tangible net worth and prohibits the payment of cash dividends.

Convertible Subordinated Notes. At March 31, 1997, the Company had $80.0 million aggregate principal amount of Series A Convertible Notes outstanding. At a conversion price of $20.07, the Series A Convertible Notes are convertible into 3,986,049 shares of Class A Common Stock. The notes bear interest at a rate of 7.0% and mature in 2007.



CHANGE IN FINANCIAL CONDITION

Total assets increased $25.3 million, or 4.3%, from $587.2 million at December 31, 1996 to $612.5 million at March 31, 1997. This increase resulted primarily from increases in revenue-earning vehicles of $49.7 million, or 15.6%, and retail car sales inventory of $5.9 million, or 35.8% due to the increased size of the rental fleet and to the increased number of retail car sales facilities at March 31, 1997. These increases were somewhat offset by a decrease in cash and cash equivalents and restricted cash of $32.2 million resulting from the use of cash to finance vehicle purchases in the first three months of 1997. Total liabilities increased $25.4 million, or 5.1%, from $493.2 million at December 31, 1996 to $518.6 million at March 31, 1997 due primarily to an additional $23.1 million of net borrowings for financing vehicle acquisitions and increases in accounts payable and other accrued liabilities of $1.6 million relating to the increased size of the Company at March 31, 1997. The increase in stockholders' equity of approximately $0.8 million was due to earnings in the first quarter of 1997.

RESULTS OF OPERATIONS

General Operating Results. Net income for the first three months of 1997 decreased $0.10 per share from $0.18 for the first three months of 1996 to $0.08 for the first three months of 1997. Pre-tax income for the first quarter of 1996 included $1.9 million of automobile incentives received in 1995 that reduced vehicle depreciation in the first quarter of 1996 for which there were no corresponding amounts recognized in 1997. Excluding the incentive payments recognized in the first quarter of 1996, net income increased from $0.02 in the first quarter of 1996 to $0.08 in the first quarter of 1997. Operating revenues increased $36.7 million, or 55.7%, in the first quarter of 1997 as compared to the comparable period of 1996. Operating expenses over the same period increased $35.7 million from $58.5 million in the first quarter of 1996 to $94.3 million in 1997. Operating income increased approximately 12.5% to $8.2 million in the first quarter of 1997 as compared to $7.3 million operating income earned in the comparable period of 1996. The increase in operating income of $0.9 million in the first quarter was offset by an increase in net interest expense of $1.6 million, or 31.6%, due primarily to an increase in the vehicle fleet due to the acquisitions of VPSI and the Budget franchise in Arizona.

Operating Revenues. Vehicle rental revenues increased $14.0 million, or 31.3%, in the first quarter of 1997 as compared to the comparable period of 1996. The increase in rental revenues is due primarily to an increase in the volume of the Company's business in its existing franchise territories and to the fact that 1997 results include three full months of VPSI and the Arizona Budget franchise, whereas 1996 included only two months and one month of operations, respectively. This increased size resulted in an increase in the number of rental revenue days from 954,000 in the first quarter of 1996 to 1,218,000 days in 1997.

The average rental term increased from 4.0 days in the first quarter of 1996 to
4.2 days in the comparable period of 1997. Revenues from the Company's retail car sales operations increased 107.4% from $21.1 million in the first quarter of 1996 to $43.8 million in the comparable period of 1997, due to the expansion of the Company's car sales facilities from seven locations at March 31, 1996 to twelve locations at March 31, 1997.

Operating Expenses. Operating expenses increased approximately $35.7 million, or 61.1%, to $94.3 million for the three-month period ended March 31, 1997 as compared to $58.5 million for the same period in 1996. The Company's cost of retail vehicle sales increased $18.7 million, or 105% due to the increase in the number of retail vehicle sales facilities operated by the Company in 1997 and due to the increase in volume of business at all of the Company's car sales
facilities.   Vehicle depreciation increased approximately $5.6 million, or
47.4%, and direct vehicle and operating costs increased $4.7 million, or 110.5%, due to an increase in fleet of 3,600 vehicles in the Budget vehicle rental fleet. Personnel costs increased approximately 38.5% in the first three months of 1997 as compared to the comparable period of 1996 due to an increase of approximately 200 employees since March 31, 1996, and due to the fact that 1997 includes a full three months of personnel expense for VPSI and the Phoenix Budget franchise. Advertising expenses increased from $4.6 million to $6.5 million for the first three months of 1997 primarily to the growth of the retail car sales operations from seven locations at March 31, 1996 to twelve
locations at March 31, 1997.   The retail car sales business typically incurs
greater advertising expense than the car rental business. Other operating expense fluctuations of approximately $0.7 million were due to the increased volume of business the Company experienced in the first quarter of 1997.

Other (Income) Expense, net. Interest expense, net of interest income, increased from $5.1 million for the first three months of 1996 to $6.7 million for the first three months of 1997, an increase of 31.6%. Vehicle interest expense increased approximately $1.7 million in the first quarter of 1997 due to the increase in the size of the Company's average rental fleet from approximately 12,600 vehicles in the first quarter of 1996 to approximately 16,200 vehicles at March 31, 1997. Nonvehicle interest and other expense, net of interest income, decreased approximately $0.1 million in the first quarter of 1997 due to a $0.5 million increase in other interest expense, which was offset by a $0.6 million increase in interest income the Company received on restricted cash from proceeds from the Company's asset-backed vehicle financing facilities that were not invested in vehicle fleet.

Provision for income taxes. The provision for income taxes decreased $0.3 million from $0.9 million for the first three months of 1996 to $0.6 million for the comparable period of 1997. The tax provision is calculated at a rate of 40%. The decrease in the tax provision is due to a $750,000 reduction in taxes from the lack of any automobile incentives in 1997 comparable to those that generated income in the first quarter of 1996, which was offset by approximately $0.5 million of additional tax due to the enhanced profitability of the Company in 1997.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which Budget Group, Inc. nor any of its subsidiaries is a party or to which any of their properties are subject.

ITEM 2    CHANGES IN SECURITIES

   On January 13, 1997, pursuant to the terms of a Consent Agreement dated as of January 13, 1997 among Ford Motor Company and Messrs. Miller, Kennedy and Congdon (the three holders of all of the outstanding Class B Common Stock, representing, in the aggregate, over 67% of the outstanding voting power of the Common Stock), Messrs. Miller, Congdon and Kennedy executed a written consent approving the issuance of the shares of Class A Common Stock issuable upon conversion of the Series A convertible preferred stock that was issued to Ford Motor Company in the acquisition of Budget Rent a Car Corporation.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit 27              Financial Data Schedule

(b) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BUDGET GROUP, INC.
                             ------------------
                               (Registrant)



Dated: May 13, 1997          By:  /s/ Sanford Miller
                                      --------------
                                      Sanford Miller
                                      Chairman of the Board and
                                      Chief Executive Officer



Dated: May 13, 1997          By:  /s/ Jeffrey D. Congdon
                                      ------------------
                                      Jeffrey D. Congdon
                                      Chief Financial Officer