Form 10-Q
period 1997-06-30
BUDGET GROUP INC
filed 1997-08-14
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997
                                                          -------------

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from          to
                                                          --------    --------

                          Commission File No.: 0-23962


                               BUDGET GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       59-3227576
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              125 Basin Street, Suite 210, Daytona Beach,FL 32114
                    (Address of principal executive offices)

                                 (904) 238-7035
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

19,960,683 shares of common stock were outstanding as of August 13, 1997, comprised of 18,024,083 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 13.

--------------------------------------------------------------------------------

                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of  June 30, 1997 (unaudited)
           and December 31, 1996                                                 3

         Consolidated Statements of Operations for the Three and Six-Month
           Periods Ended June 30, 1997 and 1996 (unaudited)                      4

         Consolidated Statement of Changes in Stockholders' Equity
           for the Six-Month Period Ended June 30, 1997 (unaudited)              5

         Consolidated Statements of Cash Flows for the Six-Month
           Periods Ended June 30, 1997 and 1996 (unaudited)                      6

         Notes to Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             12


PART II.  Other Information


Item 1.  Legal Proceedings                                                      13

Item 2.  Changes in Securities                                                  13

Item 3.  Default Upon Senior Securities                                         13

Item 4.  Submission of Matters to a Vote of Security Holders                    13

Item 5.  Other Information                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                       13

Signature Page                                                                  14

                               BUDGET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 Team Operations
(Dollar amounts in thousands)

                                                      June 30,           December 31,
ASSETS                                                 1997                  1996
                                                    (UNAUDITED)
                                                    -----------         ------------

Cash and cash equivalents                           $   181,338         $    50,490
Restricted cash                                         153,706              66,336
Trade and vehicle receivables, net                      233,782              31,302
Accounts receivable, related parties                         58                  58
Prepaids, inventories and deposits                       81,462              13,972
Vehicle inventory                                        29,618              16,413
Revenue earning vehicles, net                         2,340,807             319,257
Property and equipment, net                             135,363              18,502
Other assets                                             48,398                  --
Intangibles, including goodwill, net                    395,443              70,893
                                                    -----------         -----------

Total assets                                        $ 3,599,975         $   587,223
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses               $   463,400         $    31,127
Capital lease obligations                                   496                 580
Deferred income taxes                                     3,369               7,406
Notes payable                                         2,756,084             454,109
                                                    -----------         -----------

  Total liabilities                                   3,223,349             493,222

Common stock warrant                                         --               2,000

STOCKHOLDERS' EQUITY

Convertible preferred stock                             105,750                  --
Common stock                                                199                 112
Additional paid-in-capital                              265,185              89,856
Foreign currency translation adjustment                     (42)                 --
Retained earnings                                         5,864               2,363
Treasury stock                                             (330)               (330)
                                                    -----------         -----------

  Total stockholders' equity                            376,626              92,001
                                                    -----------         -----------

  Total liabilities and stockholders' equity        $ 3,599,975         $   587,223
                                                    ===========         ===========




See accompanying notes to unaudited consolidated financial statements.

                               BUDGET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Dollar amounts in thousands except per share data)

                                         FOR THE THREE-MONTH PERIODS ENDED JUNE 30,  FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
                                                1997                 1996                 1997                  1996
                                            ------------         ------------         ------------         ------------
OPERATING REVENUE:
  Rental revenue                            $    235,862         $     59,145         $    294,559         $    103,842
  Car sales revenue                               57,841               34,589              101,592               55,686
  Royalties and other revenue                     12,618                   --               12,618                    0
                                            ------------         ------------         ------------         ------------
    Total operating revenue                      306,321               93,734              408,769              159,528

OPERATING EXPENSES:
Direct vehicle and operating                      29,542                6,783               38,402               12,742
Depreciation - vehicles                           67,814               16,219               85,217               28,023
Depreciation - nonvehicle                          4,690                  674                5,361                1,210
Cost of car sales                                 49,493               29,455               86,068               47,295
Advertising, promotion and selling                28,527                6,009               35,050               10,609
Facilities                                        24,391                5,089               30,326                9,417
Personnel                                         56,603               13,316               71,403               24,005
General and administrative                        13,732                4,865               16,707                7,135
Amortization                                       2,429                  482                2,975                  996
                                            ------------         ------------         ------------         ------------

  Total operating expenses                       277,221               82,892              371,509              141,432
                                            ------------         ------------         ------------         ------------

Operating income                                  29,100               10,842               37,260               18,096
                                            ------------         ------------         ------------         ------------

Other (income) expense:
Vehicle interest                                  21,070                6,342               27,794               11,963
Other interest, net                                4,544                  795                5,290                  931
Interest income - restricted cash                 (1,089)                 (38)              (1,812)                (787)
Related party interest                                --                   --                   --                  118
                                            ------------         ------------         ------------         ------------

Total other (income) expense                      24,525                7,099               31,272               12,225

INCOME BEFORE INCOME TAXES                         4,575                3,743                5,988                5,871
Provision for income taxes                         1,922                1,497                2,487                2,348
                                            ------------         ------------         ------------         ------------

NET INCOME                                  $      2,653         $      2,246         $      3,501         $      3,523
                                            ============         ============         ============         ============

NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARES:
                PRIMARY                     $       0.13         $       0.30         $       0.21         $       0.48
                                            ============         ============         ============         ============
                FULLY DILUTED               $       0.13         $       0.30         $       0.21         $       0.47
                                            ============         ============         ============         ============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
                PRIMARY                       20,832,000            7,569,000           16,313,000            7,413,000
                                            ============         ============         ============         ============
                FULLY DILUTED                 20,978,000            7,584,000           16,391,000            7,497,000
                                            ============         ============         ============         ============

See accompanying notes to unaudited consolidated financial statements.

                               BUDGET GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                           Foreign
                                      Convertible            Additional    Currency                                    Total
                                       Preferred    Common    Paid-In     Translation    Retained       Treasury    Stockholders'
(Dollar amounts in thousands)            Stock       Stock    Capital     Adjustment     Earnings        Stock         Equity
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1996           $      -      $112    $ 89,856        $  -         $2,363         $(330)     $  92,001

Shares issued in conjunction
with acquisition of Budget
Rent a Car Corporation                  105,750                                                                       105,750
Net proceeds from stock offering                       87     175,329                                                 175,416
Foreign currency translation                                                  (42)                                        (42)
Net Income                                                                                 3,501                        3,501
                                       --------      ----    --------        ----         ------         -----      ---------

Balance at June 30, 1997               $105,750      $199    $265,185        $(42)        $5,864         $(330)     $ 376,626
                                       ========      ====    ========        ====         ======         =====      =========



   *  See accompanying notes to unaudited consolidated financial statements

                               BUDGET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollar amounts in thousands)                   FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
                                                         1997              1996
                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $    3,501         $   3,523

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation                                             90,538            29,233
Intangible Amortization                                   2,975             1,133
(Gain)/Loss on sale of vehicles and equipment            (1,640)                -
Deferred income taxes                                     2,963              (268)
Provision for losses on accounts receivable                 716                 -
Changes in operating assets and liabilities
  net of effects from acquisitions:
  Accounts receivable                                    (9,638)           (3,321)
  Prepaids, inventories and deposits                    (14,420)           (2,507)
  Vehicle inventory                                      (1,965)           (6,952)
  Accounts payable and accrued expenses                  24,987             5,777
                                                     ----------         ---------

  Total adjustments                                      94,516            23,095
                                                     ----------         ---------

   Net cash provided by operating activities             98,017            26,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                          84,690            64,853
Proceeds from sale of revenue earning vehicles          495,770           119,348
Purchases of revenue earning vehicles                (1,000,330)         (263,809)
Purchase of BRACC and franchise operations,
  net of cash acquired                                 (143,164)          (11,496)
Proceeds from the sale of property and equipment          3,274                 -
Purchases of property and equipment                      (7,016)           (8,924)
Investment in joint ventures and other                    1,150                 -
                                                     ----------         ---------

  Net cash used in investing activities                (565,626)         (100.028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit/notes payable
  to banks and other notes payable                      171,209            26,074
Principal payments on revolving credit/notes
  payable to banks and other notes payable             (173,836)             (500)
Proceeds from fleet lender notes                        685,657           108,893
Principal payments on fleet lender notes               (462,447)          (50,362)
Proceeds from commercial paper                        2,272,676                 -
Principal payments on commercial paper               (1,982,764)                -
Proceeds from inssuance of common stock                 175,416                 -
Principal payments on capital leases                        (84)              (82)
                                                     ----------         ---------

Net cash provided by financing activities               685,827            84,023
                                                     ----------         ---------

Net increase in cash and cash equivalents               218,218            10,613

Cash and cash equivalents, beginning of period          116,826               357
                                                     ----------         ---------

Cash and cash equivalents, end of period             $  335,044         $  10,970
                                                     ==========         =========

See accompanying notes to unaudited consolidated financial statements.

BUDGET GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Budget Group, Inc., previously named Team Rental Group, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997 the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name to Budget Group, Inc. After the consummation of the BRACC acquisition, BRACC and its franchisees (collectively referred to as the "Budget System") operate the third largest worldwide general use car and truck rental system, with approximately 3,200 locations and a peak fleet size during 1996 of 266,000 cars and 18,000 trucks. The Budget System includes locations in both the airport and local (downtown and suburban) markets in all major metropolitan areas in the United States, in many other small and mid-size U.S. markets and in more than 110 countries worldwide. Pro forma for the BRACC Acquisition, the Budget System included approximately 455 company-owned locations in the United States at December 31, 1996, accounting for approximately 76% of 1996 U.S. system-wide revenues. In addition, Budget franchisees operated approximately 500 royalty-paying franchise locations in the United States at December 31, 1996. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name, with locations in Europe, Canada, Latin America, the Middle East, Asia/Pacific and Africa. The Budget System currently maintains more local market rental locations throughout the world than most of its major competitors. The Budget System is also unique among major car rental systems in that it rents trucks in most major markets worldwide. The Budget System's consumer truck rental fleet is the fourth largest in the United States. BRACC is also one of the largest independent retailers of late model vehicles in the United States, operating 23 retail car sales facilities under the name "Budget Car Sales" with pro forma revenues of $246.9 million for 1996. The consolidated financial statements for the three and six-month periods ended June 30, 1997 give effect to the Company's acquisition of BRACC from the date of acquisition through the end of the period presented.

The consolidated financial statements for the three and six-month period ended June 30, 1996 give effect to the Company's acquisition of all of the outstanding stock of the Budget franchise in Phoenix, Arizona and VPSI, Inc.("VPSI"), both of which were acquired in February 1996, from the date of acquisition through the end of the period presented.

2. 1996 ACQUISITIONS

Acquisition of Van Pool Operations - In February 1996, the Company purchased for a nominal amount all of the outstanding stock of VPSI located in Detroit, Michigan. VPSI provides commuter van pooling services to business commuters in 22 states, and operated a rental fleet of approximately 3,300 vans as of the acquisition date.

Acquisition of Phoenix Franchise - In February 1996, the Company purchased all of the outstanding stock of Arizona Rent-A-Car Systems, Inc., located in Phoenix, Arizona, for approximately $18 million consisting of cash of approximately $5.0 million, promissory notes of $10.0 million and 272,727 shares of Class A common stock.

Acquisition of ValCar Rental Car Sales, Inc. - On August 1, 1996, the Company acquired all of the outstanding stock of ValCar Rental Car Sales, Inc. for $400,000 cash. ValCar owns and operates four retail vehicle sales facilities in Indianapolis, Indiana, and was formerly owned by a director and officer of the Company.

If the acquisitions (including the acquisition of BRACC)had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

SIX-MONTH PERIOD ENDED JUNE 30,               1997             1996
                                              ----             ----
(In thousands except per share data)
Operating revenue                           769,336          728,021
Income before income taxes                  (19,090)              12
Net income                                  (11,072)             628
Earnings per share                             (.60)             .03


3. OTHER EVENTS

On April 17, 1997, the Company's Class A common stock began trading on the New York Stock Exchange under the ticker symbol "BD". Prior to that time, the Company's Class A Common Stock had been traded on the The Nasdaq National Market.

In conjunction with and concurrent to the acquisition of BRACC on April 29, 1997, the Company sold 8,625,000 shares of Class A common stock at a price of $21.625 in a public offering raising proceeds, net of underwriting commissions, of $177.2 million. The Company also issued 4,500 shares of Series A convertible, non-voting preferred stock, each share of which is convertible into 1,000 shares of the Company's Class A common stock, to Ford Motor Company. The common shares underlying the preferred stock had a value of approximately $105.8 million for purposes of determining the purchase price (based on the three day period surrounding January 13) and $97.3 million at the time of issuance (based on the public offering price). The Company also entered into the following debt financing transactions concurrently with the acquisition of
BRACC: (i) $165.0 million of guaranteed senior notes at a rate of 9.57% maturing in 2007; (ii) $45.0 million of convertible subordinated notes at a rate of 6.85%, convertible into 1,609,442 shares of Class A common stock at a conversion price of $27.96 per share and maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900 million; (iv) a $500 million asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472.5 million bearing interest at a rate of 7.35% and a subordinated note in the amount of $27.5 million bearing interest at a rate of 7.80%; and (v) a $300 million five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR, guaranteed by Budget Group and secured primarily by accounts receivable, cash and unencumbered vehicles.

4. SUBSEQUENT EVENTS

Acquisition of Premier Car Rental, Inc. - On July 31, 1997, the Company acquired the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. ("Premier") for approximately $87.2 million. Premier owns and operates 9,000 vehicles from 101 locations in 13 major U.S. markets. Premier will operate as its own brand and continue to serve the insurance replacement market. In 1996, Premier had revenues of approximately $61 million. The Company does not expect this acquisition to have a material effect on earnings in 1997.

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

In April 1997, the Company acquired Budget Rent a Car Corporation and changed its name to Budget Group, Inc. For a further discussion of this transaction, see
Note 1 to the Company's financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and leasing companies. The Company's existing indebtedness at June 30, 1997 has interest rates ranging from 5.6% to 9.6%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

At June 30, 1997, the Company had $2.430 billion borrowed under asset-backed notes, which are utilized largely to finance vehicles eligible for certain manufacturers' guaranteed repurchase programs. Proceeds from the notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on asset-backed notes at June 30, 1997 range from 5.6% to 7.8%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Collateralized available lines of credit at June 30, 1997 consist of $13 million for rental vehicles and $26 million for retail car sales inventory with maturity dates ranging from April 1997 through May 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 6.9% to 8.5% at June 30, 1997. Management expects vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' rental fleet programs or from the sale of the vehicles.

Monthly payments of interest only for retail car sales inventory obligations are required at an annual interest rate of 8.5% at June 30, 1997. Retail car sales inventory obligations are paid when the inventory is sold but in no event later than 120 days after the date of purchase.


Working Capital Facilities. At June 30, 1997, the Company had a working capital facility of $300.0 million, which requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75%. This agreement expires in 2002, is secured primarily by cash, accounts receivable and unencumbered vehicles and is subject to certain covenants, the most restrictive of which requires the Company to maintain certain financial ratios and minimum tangible net worth and restricts the payment of cash dividends. At June 30, 1997, the Company had $256.1 million in letters of credit outstanding under this facility.

Senior Notes Payable. At June 30, 1997, the Company had $165.0 million of outstanding senior notes payable. The notes bear interest at rate of 9.57% and mature in 2007.

Convertible Subordinated Notes. At June 30, 1997, the Company had $125.0 million aggregate principal amount of Series A Convertible Notes outstanding. At a conversion price of $20.07 per share, $80.0 million of the Series A Convertible Notes are convertible into 3,986,049 shares of Class A Common Stock, bear interest at a rate of 7.0% and mature in 2007. At a conversion price of $27.96 per share, $45.0 million of the Series A Convertible Notes are convertible into 1,609,442 shares of Class A Common Stock, bear interest at a rate of 6.85% and mature in 2007.

CHANGE IN FINANCIAL CONDITION

Total assets increased $3.013 billion from $587.2 million at December 31, 1996 to $3.600 billion at June 30, 1997. This increase resulted primarily from increases in revenue-earning vehicles of $2.022 billion and intangibles of $324.6 million. These increases were largely a result of the acquisition of BRACC. Total liabilities increased $2.730 billion from $493.2 million at December 31, 1996 to $3.223 billion at June 30, 1997 due primarily to an additional $2.302 billion of net borrowings largely to finance the vehicles of BRACC. The increase in stockholders' equity of approximately $284.6 million was due to the common stock offering and issuance of convertible preferred stock in April 1997 in conjunction with the acquisition of BRACC.

RESULTS OF OPERATIONS

General Operating Results. Net income for the first six months of 1997 approximated that of the first six months of 1996 at $3.5 million. Earnings per share for the first six months of 1997 decreased to $.21 per share from $.48 per share in 1996 due to the increase in average shares outstanding as a result of the stock offerings (4.6 million shares in July 1996 and 8.6 million shares in April 1997) and convertible preferred stock issued in connection with the acquisition of BRACC (convertible into 4.5 million shares). Income before income taxes increased $.1 million for the first six months of 1997 to $6.0 million from $5.9 million for the first six months of 1996. Net income for the second quarter of 1997 increased $.4 million to $2.6 million from $2.2 million in the second quarter of 1996. Earnings per share for the second quarter of 1997 decreased to $.13 per share from $.30 per share in 1996 due to the increase in average shares outstanding as previously mentioned. Income before income taxes increased $.8 million in the second quarter of 1997 to $4.6 million from $3.8 million in the second quarter of 1996.


Operating Revenues. Vehicle rental revenue increased $190.7 million in the first six months of 1997 to $294.6 million from $103.8 million in the first six months of 1996. Such revenues for the second quarter of 1997 increased $176.7 million to $235.9 million from $59.2 million in 1996. These increases were due to the acquisition of BRACC which added a significant number of locations and vehicles to the Company's operations. Revenue from the sales of vehicles increased $45.9 million in the first six months of 1997 to $101.6 million from $55.7 million in the first six months of 1996. Such revenues for the second quarter of 1997 increased $23.2 million to $57.8 million from $34.6 million in 1996. These increases were due to the addition of the car sales operations of BRACC as well as new stores opened by the Company. Royalties and other revenues totaled $12.6 million in the six month and second quarter periods in 1997 and largely represent royalty and other fees due from the Company's franchisees.

Operating Expenses. Total operating expenses increased $230.1 million in the first six months of 1997 to $371.5 million from $141.4 million in the first six months of 1996. Such expenses for the second quarter of 1997 increased $194.3 million to $277.2 million from $82.9 million in 1996. These increases were also due to the addition of BRACC's operations to the Company's operations. The cost of vehicles sold increased $38.8 million in the first six months of 1997 to $86.1 million from $47.3 million in 1996. Such expenses for the second quarter of 1997 increased $20.0 million to $49.5 million from $29.5 million in 1996. These increases are reflective of the car sales revenue growth with the addition of BRACC car sales locations and new locations opened by the Company. Amortization expense increased $2.0 million in the first six months of 1997 to $3.0 million from $1.0 million in the first six months of 1996. Such expenses for the second quarter of 1997 increased $1.9 million to $2.4 million from $.5 million in 1996. These increases were largely due to intangibles, including goodwill, related to the acquisition of BRACC.


Other (Income) Expense, net. Interest expense, net of interest income, increased $19.2 million in the first six months of 1997 to $31.3 million from $12.2 million in the first six months of 1996. Such expenses for the second quarter of 1997 increased $17.4 million to $24.5 million from $7.1 million in 1996. These increases were due to the financing of fleet and other borrowings related to the acquisition of BRACC net of investment income due to the increase in cash .

Provision for income taxes. The provision for income taxes increased $.1 million in the first six months of 1997 to $2.5 million from $2.4 million for the first six months of 1996. The provision for the second quarter of 1997 increased $.4 million to $1.9 million from $1.5 million in 1996. The tax provision reflects the expected full year effective rate of 42% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit.

RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for all financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS 128 is not expected to materially impact the Company's earnings per share.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

    Not applicable.

ITEM 2   CHANGES IN SECURITIES

         In January 1997, the Board of Directors authorized the issuance of 10,000 shares of Preferred Stock, par value $0.01 per share, designated as the "Series A Convertible Preferred Stock." In connection with the acquisition of BRACC 4,500 shares of Series A Convertible Preferrred Stock were issued to Ford.

         The Series A Convertible Preferred Stock ranks, with respect to dividend rights and rights on liquidation, senior to the outstanding Class A and Class B common stock (the "Common Stock").

         Each share of the Series A Convertible Preferred Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company out of funds legally available therefor. Each share of Series A Convertible Preferred Stock is also entitled to receive cumulative cash dividends in respect of each share of Series A Convertible Preferred Stock in such amount as the holder thereof would receive if such share were converted into a share of Class A Common Stock immediately prior to the record date for payment of any cash dividend on the Class A Common Stock. No dividends may be declared by the Board of Directors on the Common Stock or any other class of stock ranking junior to the Series A Convertible Preferred Stock unless full cumulative dividends have been or contemporaneously are declared and paid with respect to the Series A Convertible Preferred Stock.

         In the event of the dissolution, liquidation or winding up of the affairs of the Company, after satisfaction of amounts payable to creditors, holders of shares of Series A Convertible Preferred Stock are entitled to receive distributions in the same amount that such holders would receive if such shares were converted into shares of Class A Common Stock immediately prior to the dissolution, liquidation or winding up of the affairs of the Company in preference to any payment to holders of Common Stock or any other securities ranking junior to the Series A Convertible Preferred Stock.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on April 22, 1997 in Daytona Beach, Florida for the purpose of (i) electing nine directors to the Board of Directors; (ii) approving certain amendments to the Company's Amended and Restated Certificate of Incorporation; (iii) approving certain amendments to the Company's 1994 Incentive Stock Option Plan; and (iv) approving certain amendments to the Company's 1994 Directors' Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

        All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


       Director Nominee                Votes For                Votes Withheld
       ----------------                ---------                --------------
Sanford Miler                          27,526,215               100
John P. Kennedy                        27,526,215               100
Jeffrey D. Congdon                     27,526,215               100
Ronald D. Agronin                      27,526,215               100
James F. Calvano                       27,526,215               100
Martin P. Gregor                       27,526,215               100
Alan D. Liker                          27,526,215               100
Jeffrey R. Mirkin                      27,526,215               100
Dr. Stephen L. Weber                   27,526,215               100


     Amendments to the Company's Amended and Restated Certificate of Incorporation (i) to increase the authorized number of shares of Class A Common Stock from 17,500,000 to 35,000,000 and (ii) to change the name of the Company to Budget Group, Inc. were approved with the following vote:


-----------------------------------------------------------------------------------------
       Votes For                       Votes Against                 Votes Withheld
-----------------------------------------------------------------------------------------
Class A         Class B          Class A         Class B        Class A          Class B
Common          Common           Common          Common         Common           Common
Stock           Stock            Stock           Stock          Stock            Stock
=========================================================================================
8,142,564       19,366,000       16,863                0          888                  0
-----------------------------------------------------------------------------------------

     Amendments to the Company's 1997 Incentive Stock Option Plan (i) to increase by 990,000 the number of shares of Common Stock available for grant under such plan such that the total number of shares of Common Stock available for grant under such plan is 1,750,000 and (ii) to approve certain other amendments to such plan were approved with the following vote:

       Votes For                       Votes Against                 Votes Withheld
-----------------------------------------------------------------------------------------
Class A         Class B          Class A         Class B        Class A          Class B
Common          Common           Common          Common         Common           Common
Stock           Stock            Stock           Stock          Stock            Stock
=========================================================================================
7,158,655       19,366,000       996,652               0        5,008                  0
-----------------------------------------------------------------------------------------

        Amendments to the Company's 1994 Directors' Stock Option Plan (i) to increase by 125,000 the number of shares of Common Stock available for grant under such plan such that the total number of shares of Common Stock available for grant under such plan is 150,000 and (ii) to approve certain other amendments to such plan were approved with the following vote:

-------------------------------------------------------------------------------
        Votes For              Votes Against               Votes Withheld
-------------------------------------------------------------------------------
Class A         Class B     Class A        Class B      Class A        Class B
Common          Common      Common         Common       Common         Common
Stock           Stock       Stock          Stock        Stock          Stock
===============================================================================
7,416,882       19,366,000  743,062              0       371                 0
-------------------------------------------------------------------------------

ITEM 5   OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit 11            Earnings Per Share

Exhibit 27            Financial Data Schedule (for SEC use only)


(b)  Reports on Form 8-K

In a Form 8-K dated April 29, 1997 and filed on May 14, 1997, the Company filed under Item 2 and Item 7, the information, financial statements and pro forma financial information related to the acquisition of Budget Rent a Car Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BUDGET GROUP, INC.
                                        ------------------
                                         (Registrant)



Dated: August 14, 1997                  By:  /s/ Sanford Miller
                                             ------------------
                                             Sanford Miller
                                             Chairman of the Board and
                                             Chief Executive Officer



Dated: August 14, 1997                  By:  /s/ Jeffrey D. Congdon
                                             ----------------------
                                             Jeffrey D. Congdon
                                             Chief Financial Officer