Form 10-Q
period 1997-09-30
BUDGET GROUP INC
filed 1997-11-13
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997
                                                          ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

25,802,300 shares of common stock were outstanding as of November 10, 1997, comprised of 23,865,700 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 13.

-------------------------------------------------------------------------------

                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997 (unaudited)
           and December 31, 1996                                                 3

         Consolidated Statements of Operations for the Three and Nine-Month
           Periods Ended September 30, 1997 and 1996 (unaudited)                 4

         Consolidated Statement of Changes in Stockholders' Equity
           for the Nine-Month Period Ended September 30, 1997 (unaudited)        5

         Consolidated Statements of Cash Flows for the Nine-Month
           Periods Ended September 30, 1997 and 1996 (unaudited)                 6

         Notes to Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             12


PART II.  Other Information


Item 1.  Legal Proceedings                                                      13

Item 2.  Changes in Securities                                                  13

Item 3.  Default Upon Senior Securities                                         13

Item 4.  Submission of Matters to a Vote of Security Holders                    13

Item 5.  Other Information                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                       13

Signature Page                                                                  14

                               BUDGET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(Dollar amounts in thousands)

                                                   September 30,         December 31,
ASSETS                                                 1997                 1996
                                                    (UNAUDITED)
                                                    -----------         ------------

Cash and cash equivalents                           $   148,178         $    50,490
Restricted cash                                         378,485              66,336
Trade and vehicle receivables, net                      275,972              31,302
Accounts receivable, related parties                         58                  58
Prepaid expenses, inventories and deposits               79,143              13,972
Vehicle inventory                                        34,168              16,413
Revenue earning vehicles, net                         1,989,965             319,257
Property and equipment, net                             131,340              18,502
Other assets                                             49,259                  --
Intangibles, including goodwill, net                    395,233              70,893
                                                    -----------         -----------
Total assets                                        $ 3,481,801         $   587,223
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses               $   467,535         $    31,127
Capital lease obligations                                   448                 580
Deferred income taxes                                    25,585               7,406
Notes payable                                         2,583,585             454,109
                                                    -----------         -----------
  Total liabilities                                   3,077,153             493,222

Common stock warrant                                         --               2,000

STOCKHOLDERS' EQUITY

Convertible preferred stock                             105,750                  --
Common stock                                                200                 112
Additional paid-in-capital                              264,469              89,856
Foreign currency translation adjustment                    (258)                 --
Retained earnings                                        34,817               2,363
Treasury stock                                             (330)               (330)
                                                    -----------         -----------
  Total stockholders' equity                            404,648              92,001
                                                    -----------         -----------
  Total liabilities and stockholders' equity        $ 3,481,801         $   587,223
                                                    ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                               BUDGET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Dollar amounts in thousands except per share data)

                           FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,  FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                                                1997                 1996                 1997                  1996
                                            ------------         ------------         ------------         ------------
OPERATING REVENUE:
  Rental revenue                            $    391,332         $     62,689         $    685,891         $    166,531
  Car sales revenue                               71,030               38,803              172,623               94,489
  Royalties and other revenue                     20,084                   --               32,702                   --
                                            ------------         ------------         ------------         ------------
    Total operating revenue                      482,446              101,492              891,216              261,020

OPERATING EXPENSES:
  Direct vehicle and operating                    42,536                9,900               80,938               24,392
  Depreciation - vehicles                        102,626               15,960              187,842               43,983
  Depreciation - non-vehicle                       6,684                  705               12,046                1,915
  Cost of car sales                               61,308               30,432              147,376               77,727
  Advertising, promotion and selling              34,014                6,492               69,064               17,101
  Facilities                                      35,775                5,507               66,101               14,924
  Personnel                                       86,937               14,234              158,340               38,239
  General and administrative                      19,946                2,628               36,654                8,013
  Amortization                                     2,006                  472                4,981                1,468
                                            ------------         ------------         ------------         ------------

    Total operating expenses                     391,832               86,330              763,342              227,762
                                            ------------         ------------         ------------         ------------

Operating income                                  90,614               15,162              127,874               33,258
                                            ------------         ------------         ------------         ------------

Other (income) expense:
Vehicle interest                                  35,473                6,579               63,268               18,542
Other interest, net                                7,339                1,630               12,629                2,561
Interest income - restricted cash                 (2,118)                 266               (3,931)                (521)
Related party interest                                --                   --                   --                  118
                                            ------------         ------------         ------------         ------------

Total other (income) expense                      40,694                8,475               71,966               20,700

INCOME BEFORE INCOME TAXES                        49,920                6,687               55,908               12,558
Provision for income taxes                        20,967                2,047               23,454                4,395
                                            ------------         ------------         ------------         ------------

NET INCOME                                  $     28,953         $      4,640         $     32,454         $      8,163
                                            ============         ============         ============         ============

NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARES:
                PRIMARY                     $       1.14         $       0.42         $       1.68         $       0.94
                                            ============         ============         ============         ============
                FULLY DILUTED               $       0.98         $       0.41         $       1.48         $       0.93
                                            ============         ============         ============         ============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
                PRIMARY                       25,340,000           11,175,000           19,324,000            8,675,000
                                            ============         ============         ============         ============
                FULLY DILUTED                 30,992,000           11,196,000           24,393,000            8,820,000
                                            ============         ============         ============         ============

See accompanying notes to unaudited consolidated financial statements.

                               BUDGET GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                           Foreign
                                      Convertible            Additional    Currency                                    Total
                                       Preferred    Common    Paid-In     Translation    Retained       Treasury    Stockholders'
(Dollar amounts in thousands)            Stock       Stock    Capital     Adjustment     Earnings        Stock         Equity
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1996           $      -      $112    $ 89,856       $  -         $2,363         $(330)      $  92,001

Shares issued in conjunction
with acquisition of Budget
Rent a Car Corporation                  105,750                                                                       105,750
Net proceeds from stock offering
and exercise of stock options                          88     174,613                                                 174,701
Foreign currency translation                                                 (258)                                       (258)
Net Income                                                                                32,454                       32,454
                                       --------      ----    --------       -----        -------        -----       ---------

Balance at September 30, 1997          $105,750      $200    $264,469       $(258)       $34,817        $(330)      $ 404,648
                                       ========      ====    ========       =====        =======        =====       =========



   *  See accompanying notes to unaudited consolidated financial statements

                               BUDGET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollar amounts in thousands)                FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                                                         1997              1996
                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   32,454         $   8,163
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation                                            199,888            45,898
Intangible Amortization                                   4,981             2,767
(Gain)/Loss on sale of vehicles and equipment            (3,486)                -
Deferred income taxes                                    25,179                 -
Provision for losses on accounts receivable                 471                 -
Changes in operating assets and liabilities
  net of effects from acquisitions:
  Accounts receivable                                   (44,054)          (17,154)
  Prepaid expenses, inventories and deposits            (12,101)           (2,734)
  Vehicle inventory                                      (2,585)          (13,479)
  Accounts payable and accrued expenses                  21,358            12,923
                                                     ----------         ---------
  Total adjustments                                     189,651            28,221
                                                     ----------         ---------

   Net cash provided by operating activities            222,105            36,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash                                         309,469            59,324
Proceeds from sale of revenue earning vehicles        1,066,185           189,646
Purchases of revenue earning vehicles                (1,795,692)         (341,244)
Purchase of BRACC and franchise operations,
  net of cash acquired                                 (143,164)          (15,099)
Proceeds from the sale of property and equipment          8,049                 -
Purchases of property and equipment                      (7,436)          (11,510)
Proceeds from disposition of other assets - net             962                 -
                                                     ----------         ---------
  Net cash used in investing activities                (561,627)         (118,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit/notes payable
  to banks and other notes payable                      434,356            26,074
Principal payments on revolving credit/notes
  payable to banks and other notes payable             (179,272)          (34,613)
Proceeds from fleet lender notes                        525,252           152,901
Principal payments on fleet lender notes               (497,833)          (90,295)
Proceeds from commercial paper                        5,012,743                 -
Principal payments on commercial paper               (4,720,456)                -
Proceeds from issuance of common stock                  174,701            44,440
Principal payments on capital leases                       (132)             (116)
                                                     ----------         ---------
Net cash provided by financing activities               749,359            98,391
                                                     ----------         ---------
Net increase in cash and cash equivalents               409,837            15,892

Cash and cash equivalents, beginning of period          116,826               357
                                                     ----------         ---------
Cash and cash equivalents, end of period             $  526,663         $  16,249
                                                     ==========         =========

See accompanying notes to unaudited consolidated financial statements.

BUDGET GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Budget Group, Inc., previously named Team Rental Group, Inc. (the "Company"), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

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

On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997 the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction (the "BRACC Acquisition") and changed its name to Budget Group, Inc. After the consummation of the BRACC Acquisition, BRACC and its franchisees (collectively referred to as the "Budget System") operate the third largest worldwide general use car and truck rental system, with approximately 3,200 locations and a peak fleet size during 1996 of 266,000 cars and 18,000 trucks. The Budget System includes locations in both the airport and local (downtown and suburban) markets in all major metropolitan areas in the United States, in many other small and mid-size U.S. markets and in more than 110 countries worldwide. Pro forma for the BRACC Acquisition, the Budget System included approximately 455 company-owned locations in the United States at December 31, 1996, accounting for approximately 76% of 1996 U.S. system-wide revenues. In addition, Budget franchisees operated approximately 500 royalty-paying franchise locations in the United States at December 31, 1996. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name, with locations in Europe, Canada, Latin America, the Middle East, Asia/Pacific and Africa. The Budget System currently maintains more local market rental locations throughout the world than its major competitors. The Budget System is also unique among major car rental systems in that it rents trucks in most major markets worldwide. The Budget System's consumer truck rental fleet is the fourth largest in the United States. The Company is also one of the largest independent retailers of late model vehicles in the United States, with 26 retail car sales facilities (under the name "Budget Car Sales") and pro forma revenues of $246.9 million for 1996. The consolidated financial statements for the nine-month period ended September 30, 1997 give effect to the Company's acquisition of BRACC from the date of acquisition through the end of the period. The Company owned BRACC throughout the three-month period ended September 30, 1997.

The consolidated financial statements for the three and nine-month periods ended September 30, 1996 give effect to the Company's acquisition of all of the outstanding stock of the Budget franchise in Phoenix, Arizona, VPSI, Inc. ("VPSI"), and ValCar Rental Car Sales, Inc. ("ValCar") from the date of acquisition through the end of the periods presented. See note 2 to unaudited consolidated financial statements.

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

If the acquisitions (including the acquisition of BRACC) had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

NINE-MONTH PERIOD ENDED SEPTEMBER 30,          1997            1996
                                               ----            ----
(In thousands except per share data)
Operating revenue                         1,251,783       1,161,349
Income before income taxes                   30,238          37,210
Net income                                   18,217          21,582
Earnings per share                              .72             .88

On July 31, 1997, the Company acquired the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. ("Premier") for approximately $87.2 million. Premier owns and operates 9,000 vehicles from 101 locations in 13 major U.S. markets. Premier will operate as its own brand and continue to serve the insurance replacement market. In 1996, Premier had revenues of approximately $61.0 million. The Company does not expect this acquisition to have a material effect on earnings in 1997.

In September 1997, the Company entered into a letter of intent to purchase the St. Louis, Missouri Budget franchisee for approximately $9.0 million, consisting of $1.0 million in cash and $8.0 million in Class A Common Stock. This franchisee has six locations and a peak fleet of approximately 1,100 vehicles with revenue of approximately $16.0 million in 1996.

3. SUBSEQUENT EVENTS

Purchase of Cruise America, Inc. - On October 20, 1997, the Company announced its plans to acquire Mesa, Arizona based Cruise America, Inc. ("Cruise America"), in a stock-for-stock transaction. Cruise America is one of the largest North American companies specializing primarily in the rental and sale of recreational vehicles. Under the terms of the letter of intent signed by the parties relating to the transaction, Cruise America stockholders would receive
0.28073 shares of the Companys Class A Common Stock for each share of Cruise America common stock, or a total of approximately 1.77 million shares of the Companys Class A Common Stock. Cruise America operates a network of 17 company-owned facilities and 74 satellite rental centers, with a combined fleet of more than 4,300 recreational vehicles. Cruise America had revenues of approximately $95.6 million and income before income taxes of approximately $3.8 million for its fiscal year ended April 30, 1997.

The Company expects that the Cruise America acquisition will close in late January 1998. The completion of the transaction will be subject to satisfactory completion of due diligence, the execution of a definitive merger agreement, approval by Cruise Americas stockholders, the receipt of all necessary regulatory approvals and other customary closing conditions. There can be no assurance that the parties will agree on the terms of a definitive merger agreement or that, if such agreement is signed, that the transaction ultimately will close.

Conversion of preferred stock and stock issuance - On October 1, 1997 FSG, Inc., an affiliate of Ford Motor Company, converted the 4,500 shares of Series A Convertible Preferred Stock of the Company that it held into 4,500,000 shares of Class A Common Stock. These shares were sold in a public offering at $33 per share, along with 367,500 shares from other selling stockholders and 450,000 new primary shares issued by the Company.

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

In April 1997, the Company acquired Budget Rent a Car Corporation. In connection with the acquisition, the Company changed its name to Budget Group, Inc. For a further discussion of this transaction, see Note 1 to the Company's financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and leasing companies. The Company's existing indebtedness at September 30, 1997 has interest rates ranging from 5.7% to 9.6%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

At September 30, 1997, the Company had $2.285 billion borrowed under asset-backed notes, which are utilized largely to finance vehicles eligible for certain manufacturers' guaranteed repurchase programs. Proceeds from the notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on asset-backed notes at September 30, 1997 range from 5.7% to 7.8%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Collateralized available lines of credit at September 30, 1997 consist of $13 million for rental vehicles and $35 million for retail car sales inventory with maturity dates ranging from October 1997 through May 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for other vehicle obligations are due monthly at annual interest rates ranging from 7.1% to 8.5% at September 30, 1997. Management expects vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' rental fleet programs or from the sale of the vehicles.

Monthly payments of interest only for retail car sales inventory obligations are required at an annual interest rate of 8.5% at September 30, 1997. Retail car sales inventory obligations are paid when the inventory is sold but in no event later than 120 days after the date of purchase.

Working Capital Facilities. At September 30, 1997, the Company had a working capital facility of $300.0 million, which requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75%. This agreement expires in 2002, is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At September 30, 1997, the Company had $256.1 million in letters of credit outstanding under this facility.

Senior Notes Payable. At September 30, 1997, the Company had $165.0 million of outstanding senior notes payable. The notes bear interest at rate of 9.57% and mature in 2007.

Convertible Subordinated Notes. At September 30, 1997, the Company had $125.0 million aggregate principal amount of convertible notes outstanding. At a conversion price of $20.07 per share, $80.0 million of Series A Convertible Notes are convertible into 3,986,049 shares of Class A Common Stock, bear interest at a rate of 7.0% and mature in 2007. At a conversion price of $27.96 per share, $45.0 million of Series B Convertible Notes are convertible into 1,609,442 shares of Class A Common Stock, bear interest at a rate of 6.85% and mature in 2007.

CHANGE IN FINANCIAL CONDITION

Total assets increased $2.895 billion from $587.2 million at December 31, 1996 to $3.482 billion at September 30, 1997. This increase resulted primarily from increases in revenue-earning vehicles of $1.671 billion and intangibles of $324.3 million. These increases were largely a result of the acquisition of BRACC. Restricted cash increased $312.1 million from $66.3 million at December 31, 1996 to $378.5 million at September 30, 1997 reflecting the seasonal increase in the disposal of rental vehicles occurring in September and the impact of the acquisition of BRACC.

Total liabilities increased $2.584 billion from $493.2 million at December 31, 1996 to $3.077 billion at September 30, 1997 due primarily to an additional $2.129 billion of net borrowings largely to finance the vehicles of BRACC. The increase in stockholders' equity of approximately $312.6 million was due to the public offering of 8,625,000 shares of Class A Common Stock and issuance of convertible preferred stock in April 1997 in conjunction with the acquisition of BRACC and current year earnings.

RESULTS OF OPERATIONS

General Operating Results. Net income for the first nine months of 1997 increased $24.3 million to $32.5 million from $8.2 million in 1996. Earnings per share for the first nine months of 1997 increased to $1.48 per fully diluted share from $.93 per fully diluted share in 1996. Income before income taxes increased $43.3 million for the first nine months of 1997 to $55.9 million from $12.6 million for the first nine months of 1996. Net income for the third quarter of 1997 increased $24.3 million to $28.9 million from $4.6 million in 1996. Earnings per share for the third quarter of 1997 increased to $.98 per fully diluted share from $.41 per fully diluted share in 1996. Income before taxes increased $43.2 million for the third quarter of 1997 to $49.9 million from $6.7 million for the third quarter of 1996.

Operating Revenues. Vehicle rental revenue increased $519.4 million in the first nine months of 1997 to $685.9 million from $166.5 million in the first nine months of 1996. Such revenues for the third quarter of 1997 increased $328.6 million to $391.3 million from $62.7 million in 1996. These increases were due to the acquisition of BRACC which added a significant number of locations and vehicles to the Company's operations. Revenue from the sales of vehicles increased $78.1 million in the first nine months of 1997 to $172.6 million from $94.5 million in the first nine months of 1996. Such revenues for the third quarter of 1997 increased $32.2 million to $71.0 million from $38.8 million in 1996. These increases were due to the addition of the car sales operations of BRACC as well as new stores opened by the Company. Royalties and other revenues totaled $32.7 million in the first nine months of 1997 and $20.1 million in the third quarter of 1997 and largely represent royalty and other fees due from the Company's franchisees.

Operating Expenses. Total operating expenses increased $535.5 million in the first nine months of 1997 to $763.3 million from $227.8 million in the first nine months of 1996. Such expenses for the third quarter of 1997 increased $305.5 million to $391.8 million from $86.3 million in 1996. These increases were also due to the addition of BRACC's operations to the Company's operations. The cost of vehicles sold increased $69.7 million in the first nine months of 1997 to $147.4 million from $77.7 million in 1996. Such expenses for the third quarter of 1997 increased $30.9 million to $61.3 million from $30.4 million in 1996. These increases are reflective of the car sales revenue growth with the addition of BRACC car sales locations and new locations opened by the Company. Amortization expense increased $3.5 million in the first nine months of 1997 to $5.0 million from $1.5 million in the first nine months of 1996. Such expenses for the third quarter of 1997 increased $1.5 million to $2.0 million from $.5 million in 1996. These increases were largely due to intangibles, including goodwill, related to the acquisition of BRACC.

Other (Income) Expense, net. Interest expense, net of interest income, increased $51.3 million in the first nine months of 1997 to $72.0 million from $20.7 million in the first nine months of 1996. Such expenses for the third quarter of 1997 increased $32.2 million to $40.7 million from $8.5 million in 1996. These increases were due to the financing of fleet and other borrowings related to the acquisition of BRACC, net of investment income due to the increase in cash.

Provision for income taxes. The provision for income taxes increased $19.1 million in the first nine months of 1997 to $23.5 million from $4.4 million for the first nine months of 1996. The provision for the third quarter of 1997 increased $18.9 million to $21.0 million from $2.1 million in 1996. The tax provision reflects the expected full year effective rate of 42% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
         Not applicable.

ITEM 2   CHANGES IN SECURITIES
         In January 1997, the Board of Directors authorized the issuance of 10,000 shares of Preferred Stock, par value $0.01 per share, designated as the "Series A Convertible Preferred Stock." In connection with the acquisition of BRACC, 4,500 shares of Series A Convertible Preferred Stock were issued to Ford. On October 1, 1997, these shares were converted into Class A Common Stock and the shares of Class A Common Stock were sold in a public offering. Accordingly, the Company no longer has outstanding any shares of Preferred Stock.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5   OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits.
         Exhibit 11.1          Earnings Per Share
         Exhibit 27            Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K
         Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BUDGET GROUP, INC.
                                        ------------------
                                         (Registrant)



Dated: November 13, 1997                By:  /s/ Sanford Miller
                                             --------------------------
                                             Sanford Miller
                                             Chairman of the Board and
                                             Chief Executive Officer



Dated: November 13, 1997                By:  /s/ Jeffrey D. Congdon
                                             --------------------------
                                             Jeffrey D. Congdon
                                             Chief Financial Officer