Form 10-K
period 1997-12-31
BUDGET GROUP INC
filed 1998-03-31
CIK 922471

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                        COMMISSION FILE NUMBER 0-23962

                               BUDGET GROUP, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                    59-3227576
                  (State of incorporation)                                (IRS Employer Identification No.)

              125 BASIN STREET, SUITE 210, DAYTONA BEACH, FL 32114 (Address of Principal Executive Offices -- Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (904) 238-7035
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

                TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------         ---------------------------------------------------
       Class A Common Stock, par value $.01                               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 23, 1998 (based on the closing sale price of the Registrant's Class A Common Stock, par value $.01, as reported on the New York Stock Exchange on such date) was $974,511,708. 27,502,462 shares of common stock were outstanding as of March 23, 1998, comprised of 25,565,862 shares of the registrant's Class A Common Stock, par value $0.01, and 1,936,600 shares of the registrant's Class B Common Stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 are herein incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.       BUSINESS....................................................    1
ITEM 2.       PROPERTIES..................................................   12
ITEM 3.       LEGAL PROCEEDINGS...........................................   12
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
ITEM X.       EXECUTIVE OFFICERS OF THE REGISTRANT........................   13

                                    PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   14
ITEM 6.       SELECTED FINANCIAL DATA.....................................   16
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   16
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   24
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   24
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   24

                                    PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   24
ITEM 11.      EXECUTIVE COMPENSATION......................................   24
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   25
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25

                                    PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.........................................................   25

                                     ANNEX
EXHIBIT 99.1  SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING
              STATEMENTS..................................................  A-1

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY BUDGET GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF BUDGET GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 AND ANNEX A TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

     As used in this Report, unless the context otherwise requires: (i) "TEAM" refers to Budget Group, Inc. and its subsidiaries prior to its acquisition of Budget Rent a Car Corporation on April 29, 1997 (the "Budget Acquisition"); (ii) "BRACC" refers to Budget Rent a Car Corporation and its subsidiaries; (iii) the "Company" or "Budget Group" refers to TEAM (including BRACC) after giving effect to the Budget Acquisition; and (iv) the "Budget System" or "Budget" refers to the business of renting cars and trucks and retailing late model vehicles conducted by the Company and its franchisees under the Budget name. In connection with the Budget Acquisition, Team Rental Group, Inc. changed its name to Budget Group, Inc. The Company was incorporated in 1992 under the laws of the State of Delaware.

GENERAL

     The Company, through subsidiary companies and franchisees, operates Budget Car and Truck Rental, the third largest worldwide car and truck rental system with over 3,200 locations and a peak fleet size during 1997 of 283,000 cars, 22,500 trucks and 5,100 pick-ups. The Budget System includes locations in both the airport and local (downtown and suburban) markets in all major metropolitan areas in the United States, in many other small and mid-size U.S. markets and in more than 120 countries worldwide. The Budget System had approximately 509 Company-owned locations in the United States and 71 Company-owned locations outside of the United States at December 31, 1997. In addition, Budget franchisees operated approximately 455 royalty-paying franchise locations in the United States and 2,171 locations internationally at December 31, 1997.

     Giving effect to the Budget Acquisition as if it had been completed January 1, 1997, for the year ended December 31, 1997, Budget Group's Company-owned locations in the United States accounted for approximately 80% of the Budget System's U.S. vehicle rental revenues, while its Company-owned locations outside the United States accounted for approximately 9% of the Budget System's international vehicle rental revenues.

     Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name, with locations in Europe, Canada, Latin America, the Middle East, Asia/Pacific and Africa. The Budget System currently maintains more local market rental locations throughout the world than most of its major competitors and is unique among major car rental systems in that it rents trucks in most major markets worldwide. The Budget System's consumer truck rental fleet is the fourth largest in the United States.

     In addition, the Company owns Cruise America, Inc. ("Cruise America"), one of the largest North American companies specializing primarily in the rental and sale of recreational vehicles with 92 locations; Premier Car Rental LLC ("Premier Car Rental"), which serves the insurance replacement market through a network of 150 locations in 16 major U.S. markets; and Budget Car Sales, Inc., one of the largest independent retailers of late model vehicles in the United States, which operates 26 retail car sales facilities. Budget also owns VPSI, Inc. ("Van Pool Services"), which leases vans for van pooling operations in 28 states; and Budget Airport Parking, which operates airport parking facilities at certain locations.

     The Company's principal executive offices are located at 125 Basin Street, Suite 210, Daytona Beach, Florida 32114, and its telephone number at that address is (904) 238-7035.

INDUSTRY SEGMENT INFORMATION

     The Company's industry segments are vehicle rentals and retail vehicle sales. The discussion of the Company's business contained herein should be read in conjunction with Note 16 of the Notes to the Consolidated Financial Statements of the Company included in this Report.

THE BUDGET ACQUISITION

     On April 29, 1997, pursuant to a series of stock purchase agreements (the "Stock Purchase Agreements") among TEAM , Ford Motor Company ("Ford"), BRACC and the common stockholder of BRACC, TEAM acquired all of the outstanding capital stock of BRACC for approximately $275 million cash and the issuance to Ford of 4,500 shares of Series A Convertible Preferred Stock of the Company, which were converted into 4,500,000 shares of the Company's Class A Common Stock and sold in a public offering in October 1997.

     BRACC. In 1960, BRACC began franchising car and truck rental operations serving the downtown and suburban areas of cities in the United States and Canada. Budget established its first major airport location in 1967, but maintained a marketing strategy of offering good value to price-sensitive personal renters. Historically, BRACC operated the broadest distribution system in the industry, with more full-service local market locations in the United States and worldwide than its major competitors and the largest integrated system offering both cars and trucks in most markets worldwide. During the 1980s, BRACC undertook a strategic shift from being structured as a franchising company to functioning as an operating company.

     For the year ended December 31, 1996, BRACC's 304 company-owned locations in the United States accounted for approximately 61% of the Budget System's vehicle rental U.S. revenues, while its 70 company-owned locations outside the United States accounted for approximately 8.5% of the Budget System's international vehicle rental revenues. At December 31, 1996, Budget franchisees (including TEAM) maintained 652 locations in the United States and 2,182 locations internationally.

     TEAM. Prior to the Budget Acquisition, TEAM was the largest U.S. Budget franchisee and was one of the largest independent retailers of late model automobiles in the United States. TEAM became a publicly held corporation in August 1994, with 23 locations in four franchise territories, and embarked on a strategy to expand significantly its Budget franchise base by further consolidating Budget franchise operations and to develop a branded retail car sales operation within its Budget franchise territories. Since its initial public offering, TEAM pursued an aggressive growth strategy in both its vehicle rental and retail car sales operations. TEAM added an additional nine Budget franchise territories in that period. With 152 locations as of December 31, 1996, TEAM accounted for approximately 14.8% of the Budget System's 1996 U.S. revenues without giving effect to the Budget Acquisition. Concurrently with the development of its Budget franchise business, TEAM developed or acquired 11 retail car sales facilities.

     Budget Group. After completing the Budget Acquisition, TEAM changed its name to Budget Group, Inc. At December 31, 1997, Budget Group consisted of 509 Company-owned locations in the United States, including 21 of the 25 largest airport rental markets in the United States. Giving effect to the Budget Acquisition as if it had been completed January 1, 1997, Budget Group accounted for approximately 80% of the Budget System's 1997 U.S. vehicle rental revenues. Accordingly, the Budget Acquisition marked a significant furtherance of the initiative undertaken by BRACC approximately 10 years ago to make the transition from being a franchising company to being an operating company, as well as furtherance of TEAM's strategy of consolidating the Budget System. The Company believes that its increased level of Company-owned operations will enable it to improve the performance of the Budget System and to compete more effectively in both the corporate and consumer segments of the vehicle rental industry. The Company is managed by officers having significant experience with BRACC and TEAM, who utilize operating strategies and systems that have proven most effective for BRACC and TEAM.

OTHER DEVELOPMENTS SINCE JANUARY 1997

     Possible Ryder TRS Acquisition. On March 4, 1998 the Company announced that it had signed an agreement to acquire Ryder TRS Inc. ("Ryder TRS") by merger (the "Ryder TRS Acquisition"). If the Ryder TRS Acquisition is consummated, Ryder TRS stockholders will receive up to approximately $264 million comprised of $125.0 million in cash, approximately $119 million in Budget Class A Common Stock and up to $20.0 million of contingent additional consideration in return for 100% of the outstanding Ryder TRS stock, subject to adjustment and the other terms and conditions of the related merger agreement. Ryder TRS operates a fleet of approximately 29,000 trucks and vans available for local and one-way rentals from approximately 4,000 locations across the United States. If the Ryder TRS acquisition is completed, the

Company's combined truck rental fleet will be comprised of approximately 44,000 vehicles. The closing of the Ryder TRS Acquisition is subject to the receipt of the necessary government approvals. For additional information regarding the Ryder TRS Acquisition, see "Possible 1998 Acquisition of Ryder TRS," below.

     Cruise America. On January 28, 1998, the Company acquired Cruise America, which is one of the largest companies in North America specializing in the rental and sale of recreational vehicles (RVs). Cruise America began rental and sales operations in Miami, Florida in 1972, with an initial strategy to locate rental centers in metropolitan gateway cities which are destinations for large numbers of domestic and international travelers. Since that time, Cruise America has established rental and/or sales locations across the United States and Canada. At December 31, 1997, Cruise America operated a total of 16 Hub offices, 76 Satellite offices and a rental fleet of 2,810 RVs. Besides rentals, Cruise America sells new and used RVs (including vehicles retired from the rental fleet) from its Hub offices. The sales effort is marketed under the name RV DEPOT and for the year ended April 30, 1997, RV sales represented approximately 44% of total revenue.

     Premier Car Rental. On July 31, 1997, the Company acquired the fleet and certain assets of Premier Car Rental, Inc. for $2.0 million in cash and the refinancing of approximately $85.2 million of Premier Car Rental, Inc.'s outstanding fleet indebtedness. Premier Car Rental provides rental cars for the insurance replacement market and at December 31, 1997 owned and operated approximately 8,500 vehicles from 150 locations in 16 major U.S. markets and had approximately 740 employees. Premier Car Rental has continued to operate under its own trade name.

     Alliance Agreement with HFS Incorporated. On August 19, 1997, Budget Truck Rental entered into a four-year preferred alliance agreement with Cendant Corp. making Budget the exclusive provider of truck rental services promoted to customers of Coldwell Banker, ERA and Century 21 real estate brands, as well as relocation customers of HFS Mobility Services, Inc.

     Franchise Acquisitions. In July 1997, the Company acquired the Budget franchise located in Chattanooga, Tennessee for $3.2 million, including approximately $3 million in assets. In September 1997, the Company acquired the St. Louis, Missouri Budget franchisee for approximately $9 million, consisting of $1 million in cash and approximately $8 million in shares of Class A Common Stock. In November 1997, the Company purchased substantially all of the assets of RLB Industries Inc., the Syracuse Budget franchisee, for approximately $1.4 million in cash.

THE BUDGET SYSTEM

     The Company provides consistent system-wide services, a state-of-the-art reservation system and other opportunities to all vehicle rental locations within the Budget System.

     System Wide Services. The Company provides the Budget System with: (i) national promotion, advertising and public relations; (ii) reservations and information systems; (iii) data processing support; (iv) marketing programs with hotels and airlines; (v) Sears Car and Truck Rental concessions; (vi) a sales staff for marketing to corporate customers and the travel community; (vii) credit card services for commercial customers; (viii) training in local marketing techniques; (ix) operation, training and support; (x) fleet purchasing programs; and (xi) a Company-owned fleet of cars and trucks for one-way rentals. In general, pursuant to its agreements with its franchisees, the Company is required to expend a certain percentage of franchise royalties that it receives on advertising and promotion. In addition, the Company negotiates with automobile manufacturers to develop vehicle acquisition and disposition programs that are available to franchisees as well as to Company-owned locations.

     The Company facilitates one-way car rentals between approximately 600 selected Company-owned and franchised locations in the United States. This one-way program is also in place for truck rentals at approximately 375 locations. A limited fleet of vehicles owned by the Company is dedicated to supplement the one-way vehicle rental capacity of the participating locations. This program enables the Budget System to operate more fully as an integrated network of locations.

     Reservations System. The Company operates a state-of-the-art computerized reservation system through WizCom International, Inc. Budget's main reservation facility is located in the Dallas metropolitan area and has over 400 employees. Auxiliary centers are located in Toronto, Canada, the United Kingdom, Australia and New Zealand. These centers are linked with the major airline and travel industry reservation systems through the worldwide Budget reservation network. The main reservation facility accepts inquiries and reservations for Budget System locations worldwide on a 24-hour basis, 365 days a year. The reservation centers utilize an extensive database maintained on rates and vehicles available for nearly all Budget System locations, a special database of pertinent information on frequent renters and other information that facilitates the Budget System's business.

     Sears Car and Truck Rental. In 1970, BRACC established a contractual relationship with Sears which allows Budget operating locations to provide car and truck rentals under the Sears name. Sears Car and Truck Rental customers may use their Sears charge card for payment of rental charges. Sears Car and Truck Rental is available at approximately 900 Budget locations in the United States.

MANAGEMENT INTEGRATION

     The Company is managed by a combination of managers from TEAM and BRACC. Sanford Miller, the Chairman of the Board and Chief Executive Officer of TEAM prior to the Budget Acquisition, is the Chairman of the Board and Chief Executive Officer of the Company. The prior managements of TEAM and BRACC have been integrated to create an effective and experienced management team for the Company which draws upon the knowledge and strengths of the two organizations. The majority of the Company's corporate functions continue to be managed by BRACC personnel. BRACC's primary corporate functions are being centralized in its worldwide headquarters in Lisle, Illinois. TEAM previously maintained a decentralized management structure for its day-to-day rental operations. As part of the Budget Acquisition, TEAM's rental operations are being merged into BRACC's and centralized to achieve cost savings.

RENTAL OPERATIONS

     Budget rents a wide variety of automobiles and trucks, most of which consist of the current and immediately preceding model years. Vehicle rentals are generally made on a daily, weekly or monthly basis and generally include unlimited mileage. Rental charges are computed on the basis of the length of the rental or, in some cases, on the length of the rental plus a mileage charge. Rates vary at different locations depending on the type of vehicle rented, the local market and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. Budget also generally offers its customers the convenience of leaving a rented vehicle at a Budget location in a city other than the one in which it was rented, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed.

     The following table sets forth for the periods indicated the number of owned and franchised locations of Budget in the United States and at international locations and certain other data of Budget Group giving effect to the Budget Acquisition as if it had been completed January 1, 1996 (excludes Premier Car Rental and Van Pool Services):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
Locations in operation:
  United States:
     Company................................................      452       509
     Franchisees............................................      500       455
                                                              -------   -------
          Total U.S.........................................      956       964
                                                              =======   =======

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
International:
  Company...................................................       70        71
  Franchisees...............................................    2,182     2,171
                                                              -------   -------
          Total International...............................    2,252     2,242
                                                              =======   =======
            Budget System...................................    3,208     3,206
Average fleet size(a).......................................  235,874   235,603

---------------

(a) Average fleet size is the number of vehicles (both cars and trucks) owned or leased by Budget each day of the period divided by the number of days in the period.

     North American Operations. At December 31, 1997, the Company owned and operated 509 Budget locations in the United States, and franchisees owned and operated 455 Budget locations in the United States and 388 Budget locations in Canada. Of the U.S. facilities, 286 primarily serve airport business and 678 serve local market (downtown and suburban) locations. Budget's mix of business consists of approximately 65% in the airport segment and 35% in the local segment. In addition, at December 31, 1997, the Company rented trucks at 286 of its Company-owned locations and 532 of its franchised locations.

     Budget is in many cases one of five to seven vehicle concessionaires at the airports in which it operates. In general, concession fees for airport locations are based on a percentage of total commissionable revenues (as determined by each airport authority), subject to minimum annual guaranteed amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Budget's concession arrangements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

     International Operations. At December 31, 1997, the Company owned and operated 71 international Budget locations, consisting of 39 European locations (including the Middle East and Africa) and 32 locations in the Asia/Pacific region, and franchisees owned and operated 1,783 international Budget locations, consisting of 1,133 European locations (including the Middle East and Africa), 263 Latin American locations and 387 locations in the Asia/Pacific region. Budget locations can be found in more than 120 countries outside the United States. Budget is recognized as a market leader in Canada, Germany and many Latin American and Caribbean countries.

RENTAL VEHICLE PURCHASING

     Budget participates in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. On average during 1997, 72% of the Company's vehicle purchases consisted of Ford vehicles, 8% of Chrysler vehicles, 11% of Nissan and Toyota vehicles and the remaining 9% of General Motors, Saab and Hyundai vehicles. These percentages vary among the Company's operations and will most likely change from year to year. The average price for automobiles purchased by the Company in 1997 for its rental fleet was approximately $18,675.

     Budget's principal relationship has historically been with Ford, with an emphasis on products from the Lincoln-Mercury Division of Ford. Concurrently with the Budget Acquisition, the Company entered into a new 10-year Supply Agreement with Ford. Under the new Supply Agreement, the Company agreed (i) to purchase or lease at least 70% of the total number of vehicles leased or purchased by it in each model year from Ford and (ii) to purchase or lease at least 80,000 new Ford vehicles in each model year in the United States. Under the Supply Agreement, Ford and its affiliates are required to offer to the Company and its affiliates and franchisees, for each model year, vehicles and fleet programs at prices that are competitive with the vehicles and fleet programs of other automobile manufacturers.

FLEET UTILIZATION AND SEASONALITY

     Budget's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. The general seasonal variation in demand, along with more localized changes in demand at each of the Company's locations, causes the Company to vary its fleet size over the course of the year. For 1997, the Company's average monthly fleet size (excluding Premier Car Rental and Van Pool Services) ranged from a low of 81,400 vehicles in January to a high of 113,100 vehicles in August. Fleet utilization, which is based on the average number of days vehicles are rented compared to the total number of days vehicles are available for rent, ranged from 70.5% in December to 86.5% in August and averaged 79.1% for 1997.

RENTAL RELATED PRODUCTS

     Although the dominant source of the Company's total revenue is time and mileage charges from the rental of vehicles and franchise payments from its franchisees, the Company also generates revenue from intercity drop-off charges and additional driver and airport concession fees and from rental related products such as loss damage waivers, personal accident insurance, personal effects coverage, supplemental liability insurance, other travel related insurance coverages and travel related products. The travel related products from which the Company generates revenue include vehicle upgrades, refueling charges and miscellaneous items such as baby seats, ski racks and cellular phones.

MARKETING

     The Company's promotional and marketing activities are designed to promote Budget as a value service provider and to promote brand loyalty. Budget Group has a field sales force of approximately 60 employees worldwide. The Company's national advertising program is implemented through a variety of media, including national and local television, radio, newspapers, magazines, airline ticket jackets, airline in-flight magazines and strategically located billboards, an Internet site, counter and store collateral materials and merchandise. Budget Group also has cooperative advertising arrangements with airlines, hotels, travel agency consortia and others in the travel industry and participates in a number of airline frequent flyer programs (including United Airlines, Southwest Airlines, Alaska Airlines, Aeromexico and Lufthansa), as well as certain hotel programs, theme park programs and credit card affinity programs. Budget also has a frequent renter program, Awards Plus, which gives renters a strong incentive to bring all of their car rental business to Budget. In addition, the Company has contracts with a number of airlines, hotels and other organizations pursuant to which such organizations agree to recommend Budget's services during their reservation calls and to transfer interested customers to a Budget reservation agent. In addition, in connection with the Budget Acquisition, the Company has undertaken to carry out promotional programs that feature and promote the rental of Ford vehicles.

CUSTOMER SERVICE

     Budget's commitment to delivering a consistently high level of customer service is a critical element of its success and strategy. Each month, over 3,000 Budget customers are randomly surveyed to measure service levels by location. Budget identifies specific areas of achievement and opportunity from these surveys. Areas of improvement are addressed on a system-wide level and standard methods and measures are developed. To drive improvement, the service standards are audited routinely by management and service delivery standards assessors. The major areas of these assessments include: (i) speed of rental/return process; (ii) vehicle condition and availability; (iii) customer interaction including helpfulness and courtesy; and (iv) location image. In addition, Budget utilizes a toll-free "800" number that allows customers to report problems directly to the customer relations department. Monthly reports of the types and number of complaints received are used in conjunction with the customer satisfaction reports by location management as feedback of customer service delivery. Furthermore, Budget participates in the annual J.D. Power and Associates survey process to ensure that competitive levels of performance are achieved.

INFORMATION TECHNOLOGY

     The Company's information technology is designed to provide Budget with high quality, cost-effective systems and services on a timely basis. In late 1995, BRACC implemented its state-of-the-art reservation system, which consists of a highly integrated mainframe system with an intelligent workstation component for reservation agents, allowing them to access pertinent information in a fast and user-friendly manner. The reservation system has direct interfaces to the airline system and captures key corporate and customer information.

     The Company's rental counter and back-office system, BEST I, supports both Company-owned and franchisee operations and its fleet system supports the financing, accounting and ordering for all brands of vehicles including direct ordering lines to Ford, Toyota, Chrysler, GM and Isuzu. The Company's human resources, benefits and payroll interface is supported by a client-server system that automatically feeds to an outsourced payroll system. The Company intends to continue to enhance and consolidate its information technology systems allowing Budget to deliver consistent customer service at all of its locations.

FRANCHISING

     Of the more than 3,200 Budget worldwide locations at December 31, 1997, more than 2,600 were owned and operated by franchisees, and these locations accounted for 5.8% of system-wide revenues for 1997. The Company has franchise locations in more than 120 countries worldwide. Franchised locations range from large operations in major airport markets with fleet sizes in excess of 4,000 vehicles and franchise territories within an entire country to operations in small markets with fleets of fewer than 50 vehicles.

     The Company considers its relationships with its franchisees to be excellent. It works closely with franchise advisory councils in formulating and implementing sales, advertising and promotion, and operating strategies and meets regularly with these advisors and other franchisees at regional, national and international meetings. The Company has an ongoing growth strategy of adding new franchises worldwide when opportunities arise. Incremental franchises provide the Company with a source of high margin revenue as there are relatively few additional fixed costs associated with fees paid by new franchisees to the Company.

     The Company's relationship with each Budget franchisee is governed by franchise agreements (the "Franchise Agreements"), which grant to the franchisees certain exclusive territories in which to operate Budget vehicle rental businesses. The Franchise Agreements provide the Company with rights regarding the business and operations of each franchise and impose restrictions on the transfer of the franchise and on the transfer of the franchisee's capital stock without the consent of the Company. Each franchisee is required to operate each of its franchises in accordance with certain standards contained in the Budget operating manual (the "Operating Manual"). The Company has the right to monitor the operations of franchisees and any default by a franchisee under a Franchise Agreement or the Operating Manual may give the Company the right to terminate the underlying franchise.

     In general, the Franchise Agreements grant the franchisees the exclusive right to operate a Budget Rent a Car and/or Budget Rent a Truck business in a particular geographic area for a stated period. Franchise Agreements generally provide for an unlimited number of renewal terms. Upon renewal, the terms and conditions of Franchise Agreements (other than with respect to royalty fees) may be amended from those contained in the existing Franchise Agreements. The standard royalty fee payable under Franchise Agreements is 7.5% of gross rental revenues in the United States and 5% of gross rental revenues in international markets, but certain of the franchisees have franchise agreements with different royalty fee structures.

     Pursuant to each Franchise Agreement, the franchisee must meet certain guidelines relating to the number of rental offices in the franchised territory, the number of vehicles maintained for rental and the amount of advertising and promotion expenditures. In general, each Franchise Agreement provides that the franchisee shall not engage in any other vehicle rental business within the franchise territory during the term of such agreement and for 12 months thereafter. In addition, franchisees agree not to use the word "Budget" or any other Budget trademark other than in their Budget vehicle rental businesses.

RENTAL VEHICLE DISPOSITION

     The Company's operating strategy is to maintain its Budget rental fleet at an average age of five months or less. Approximately 87% of the vehicles purchased for the Budget fleet in model year 1997 were Program Vehicles. These programs currently require that the Program Vehicles be maintained in fleet for a minimum number of months and impose numerous return conditions, including those related to mileage and repair condition. At the time of return to the manufacturer, the Company receives the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of Program Vehicles in the Company's fleet will be dependent on the availability and attractiveness of manufacturers' repurchase programs, over which the Company has no control.

     In addition to manufacturers' repurchase programs, the Company disposes of its rental fleet through automobile auctions, sales to wholesalers and internal retail car sales operations. While the disposal of rental vehicles through internal retail car sales operations has been limited to date, management believes that such dispositions may increase as Budget retail car sales operations continue to grow and as management evaluates the mix of Program Vehicles and vehicles not subject to manufacturers' repurchase programs.

RETAIL CAR SALES OPERATIONS

     The Company sells cars, sport utility vehicles and trucks through its retail car sales facilities and is one of the largest independent retailers of late model vehicles in the United States. At December 31, 1997, the Company operated 26 retail car sales facilities in more than 16 markets nationwide.

     Retail Car Sales Inventory. In 1997, the vehicles sold at Budget retail car sales facilities consisted primarily of 1997 model year automobiles and passenger vans, with some 1996 model year vehicles and very few 1995 model year vehicles. The Company historically has acquired most of its retail car sales inventory at auctions, although it has acquired some cars from its rental fleet. In the future, the Company expects to increase its acquisitions of cars from the disposition of cars used in its rental fleet and to purchase a smaller portion from auctions.

     Vehicle Pricing and Financing. While many cars display stickers indicating their "blue book" value, customers are permitted to negotiate pricing terms with the sales managers. Various local enterprises provide financing to customers of the Company on a non-exclusive basis. To supplement its sale of vehicles, the Company sells extended service contracts and related consumer products to their customers.

     Retail Car Sales/Service Facilities. Each of the retail car sales facilities originally operated by TEAM consists of a showroom and an outdoor display area, which together accommodate the on-site display of at least 100 cars and a service area. The service departments operated at each retail car sales facility are responsible for inspecting a car's condition and for providing necessary reconditioning and maintenance services before sale. These services are provided uniformly for its retail car sales facilities in accordance with an inspection checklist developed by the Company. Service departments also provide after-sale service for the Company's customers. The retail car sales facilities originally operated by BRACC are typically smaller than TEAM's car sales facilities and do not include service departments.

REGULATORY AND ENVIRONMENTAL MATTERS

     The Company is subject to foreign, federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, retail vehicle sales and labor matters.

     Environmental Matters. The principal environmental regulatory requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Approximately 170 of the Company's locations contain petroleum products stored in underground or aboveground tanks. The Company conducts environmental compliance programs designed to maintain compliance with applicable technical and opera-tional requirements, including periodic integrity testing of underground storage tanks and providing financial assurance for remediation of spills or releases. The Company believes that its operations currently are in compliance, in all material respects, with such regulatory requirements. However, the Company, as well as those competing entities which own or operate underground storage tanks, must achieve compliance with certain Federal underground storage tank requirements by 1998. The Company believes that the remaining costs of complying with these requirements will be approximately $3 million.

     The historical and current uses of the Company's facilities may have resulted in spills or releases of various hazardous materials, wastes or petroleum products ("Hazardous Substances") which now, or in the future, could require remediation. The Company also may be subject to requirements related to remediation of Hazardous Substances that have been released to the environment at properties they own or operate, or owned or operated in the past, or at properties to which they send, or have sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial. The Company may be eligible for reimbursement or payment of remediation costs associated with releases from registered underground storage tanks in states that have established funds to assist in the payment of such remediation costs. Subject to certain deductibles, the availability of funds, the compliance status of the tanks and the nature of the release, these tank funds may be available to the Company for use in remediating releases from their tank systems.

     Certain of the Company's locations have been the subject of environmental remediation as a consequence of leaks or spills and continue to have some level of environmental impairment that may require further remediation. In connection with the acquisition of certain franchise territories, the sellers of such franchise territories have agreed to pay certain amounts for undisclosed liabilities which would include certain payments for remediation activities at an affected site.

     In connection with the Budget Acquisition it was determined that approximately 140 BRACC rental facilities contained underground storage tanks. Ford has agreed, subject to certain limitations, to indemnify the Company against losses incurred by the Company arising out of or resulting from breaches by BRACC of BRACC representations and warranties in its Stock Purchase Agreement (including those relating to environmental matters), to the extent such losses are not covered by an insurance policy or a reserve established by BRACC, relating to any action by a third party in connection with environmental matters. Ford's indemnity obligation for environmental and certain other matters is capped at $40.0 million. Ford is not required, however, to indemnify the Company unless such loss exceeds $15,000 and the breach of all representations and warranties (including those relating to environmental matters) has resulted in aggregate losses in excess of $2.0 million, nor is Ford required to pay the first $2.0 million of such aggregate losses (including those relating to environmental matters).

     Although the potential cost of any necessary remediation at the Company's facilities is not precisely known, it is not expected to exceed $5.0 million over the next three to five years.

     Franchise Matters. As a franchisor, the Company is subject to federal, state and foreign laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain states, also apply substantive standards to the relationship between the franchisor and the franchisee, including those pertaining to default, termination and nonrenewal of franchises.

     Other Matters. Regulations enacted by various federal and state authorities affect the Company's business. The financing activities of the Company's retail car sales operations are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws, installment sales laws and other consumer protection regulations.

TRADEMARKS

     The Company owns the Budget trademark which has been registered with the patent and trademark office in the United States and in more than 100 countries, territories and foreign jurisdictions worldwide. The Company considers its name and logo rights to be an important part of its business.

EMPLOYEES

     At December 31, 1997, the Company employed approximately 12,000 persons. At December 31, 1997, approximately 1,350 employees in various locations throughout the United States and approximately three employees outside the United States were subject to collective bargaining agreements. The Company believes that its employee relations are good.

COMPETITION

     The vehicle rental industry is characterized by intense competition, particularly with respect to price and service. In any geographic market, the Company may encounter competition from national, regional and local vehicle rental companies. Budget's main competitors in the rental market are The Hertz Corporation, Avis, Inc., Alamo Rent-A-Car, Inc., National Car Rental System, Inc. and Enterprise Rent-A-Car Company. Premier Car Rental's principal competitors include Enterprise Rent-A-Car Company, Car Temps, Inc., Hertz Local Edition and a range of regional insurance replacement companies. In consumer truck rentals, Budget faces competition from U-Haul International, Inc., Ryder TRS and Penske Truck Rental. There have been occasions when the major vehicle rental companies have been adversely affected by industry-wide price cutting, and TEAM and BRACC have on such occasions lowered their prices in response. The Company will not generally be able to unilaterally raise its prices or to maintain its prices in times of industry price cutting.

     The retail car sales business is also characterized by intense competition from a range of regional and local car dealerships and other retailers of previously-owned vehicles. Management believes that the Company competes primarily against new car dealers retailing previously-owned cars. The Company's retail car sales facilities are located among similar facilities and, in some instances, together with the Company's rental operations. The entry of large, well-capitalized retailers of late model previously-owned cars may provide Budget Group with significant additional competition.

VAN POOLING OPERATIONS

     Van Pool Services, the Company's commuter van pooling subsidiary, was acquired in February 1996 and maintains offices in 28 cities located in 18 states and the District of Columbia. Founded in 1977, Van Pool Services provides van pooling services to individuals, corporations and municipalities. Pursuant to van pool agreements between the Company and either the volunteer driver, corporation or municipality (the "contracting party"), the contracting party agrees to drive or arrange a van pool which travels a fixed route set by the Company. The Company sets the fees, which are collected by the driver and remitted to the Company. At December 31, 1997, Van Pool Services operated a fleet of approximately 3,700 passenger vans and employed approximately 110 employees. Van Pool Services' principal competitors are Enterprise Rent-A-Car Company and a number of regional and local companies.

POSSIBLE 1998 ACQUISITION OF RYDER TRS

     On March 4, 1998, the Company, Ryder TRS, BDG Corporation, a wholly owned subsidiary of Budget Group ("Sub"), and Questor Partners Fund, L.P., Questor Side-by-Side Partners, L.P. (together with Questor Partners Fund, L.P., "Questor") and Madison Dearborn Capital Partners, L.P. ("Madison", and together with Questor, the "Significant Stockholders") entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which Sub will merge (the "Merger") with and into Ryder TRS, with Ryder TRS as the surviving corporation. As a result of the Merger, Ryder TRS will become a wholly owned subsidiary of the Company. The Merger Agreement was amended by the parties on March 16, 1998.

     Pursuant to the terms of the Merger Agreement, Ryder TRS stockholders will receive up to approximately $264 million, comprised of cash, stock and warrants. The number of shares of the Company's Class A Common Stock to be issued in the Merger and the amount of cash to be paid at the closing will depend on whether the Company obtains stockholder approval for the authorization of additional shares of Class A Common Stock and will be subject to adjustment in certain instances. If such approval is obtained, the merger consideration will consist of 3,605,946 shares of Class A Common Stock (the "Maximum Merger Shares") valued at $32.9955 per share, plus $125.0 million in cash (less any cash payable to holders of options). If such approval is not obtained, the merger consideration will consist of 1,332,909 shares of Class A Common Stock (the "Minimum Merger Shares") plus $200.0 million in cash (less any cash payable to holders of options).

     In addition, at the closing, the Company will issue warrants ("Warrants") to Ryder TRS stockholders to purchase initially an aggregate of 1,000,000 shares of Class A Common Stock. The Warrants will become exercisable for a period of five years beginning on the thirtieth day (the "Warrant Measurement Date") following the 20-month anniversary of the closing (the "Final Measurement Date"), and the exercise price of the Warrants will be 125% of the Market Value (as defined below) of the Class A Common Stock on the Final Measurement Date. The "Market Value" of the Class A Common Stock as of any date means the volume-weighted average closing prices of the Budget Class A Common Stock for the 30 consecutive trading days prior to and including such date.

     The Merger Agreement provides that, prior to the Final Measurement Date, a nationally recognized investment banking firm will determine the revised number of shares of Class A Common Stock issuable upon exercise of the Warrants such that the Warrants would have an aggregate value equal to the lesser of (i) $20.0 million and (ii) (x) (A) the aggregate market value of the shares issued in the Merger (computed by multiplying $32.9955 by the number of shares issued in the Merger) (the "Aggregate Share Value") plus (B) $20.0 million minus (y) the Market Value of the shares issued in the Merger on the Final Measurement Date (the "Fill Amount"). The Company will have the right to purchase the Warrants on the Warrant Measurement Date for the Fill Amount, which purchase price may be paid in either Class A Common Stock or cash. The aggregate Fill Amount will be reduced to the extent Ryder TRS stockholders sell shares acquired in the Merger other than to certain specified permitted transferees.

     In addition to the amount described above, Budget has agreed in the Merger Agreement to make to the Ryder TRS stockholders a payment (the "Make-Whole Payment"), if any, equal to (i) the Aggregate Share Value, minus (ii) the greater of (x) the Market Value of the shares issued in the Merger on the relevant measurement date or (y) the price at which any such shares issued in the Merger were sold prior to the relevant measurement date. The measurement dates will be the 12-month anniversary of the closing with respect to 50% of the shares issued in the Merger and the 20-month anniversary of the closing with respect to the other 50% of the shares issued in the Merger. Budget has the option to make any Make-Whole Payment in cash or shares of Class A Common Stock.

     Consummation of the Merger is subject to the following conditions: (i) receipt of all necessary governmental approvals; (ii) the granting of early termination or the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iii) the absence of governmental actions prohibiting, or seeking to prohibit, the Merger.

     If the Merger Agreement is terminated in certain circumstances, the Company will be required to pay a fee (the "Termination Fee") to Ryder TRS as follows:
(i) if the Merger Agreement is terminated because of the failure to satisfy the closing conditions by November 30, 1998 (as such date may be extended) or because of a final injunction relating to antitrust matters, the Company will be required to pay $7.5 million to Ryder TRS; or (ii) if the Merger Agreement is terminated for any other reason, other than as described in clause (i) above or by the Company if Ryder TRS or any Significant Stockholder has breached any of its representations, warranties or covenants causing damages in excess of $75.0 million and, as a result of such damages, the Company is unable, through good faith efforts, to obtain the financing necessary to fund the cash portion of the merger consideration, the Company will pay at least $20.0 million to Ryder TRS plus any additional damages suffered by Ryder Corporation, not to exceed in the aggregate $75.0 million. To secure the Termination Fee, Credit Suisse First Boston, at the request of the Company and concurrently with the execution of the Merger Agreement, issued a letter of credit in the amount of $20.0 million in favor of Ryder TRS, drawable by Ryder TRS in the amounts and under the circumstances described in clauses (i) and (ii) above.

     The foregoing description is qualified in its entirety by the Merger Agreement, as amended, which is incorporated by reference as Exhibits 2.2 and
2.3 to this Report.

ITEM 2.  PROPERTIES

     The Company's headquarters facility consists of a 2,500 square foot leased office in Daytona Beach, Florida. Other significant properties include 149,088 square feet of leased office space plus 11,400 square feet of space for a data center in Lisle, Illinois, a suburb of Chicago, a 69,300 square foot reservations center in Carrollton, Texas, which is owned by the Company, a 61,168 square foot leased administrative center in Orlando, Florida, and a 21,600 square foot leased international headquarters facility in Hemel Hempstead, England, a suburb of London. Management believes that these facilities are sufficient for the needs of the Company.

     BRACC leases substantially all of its U.S. airport and local market rental facilities and operated from 509 rental locations at December 31, 1997. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to the airport. Most airport facilities include vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. Local market rental facilities generally consist of a limited parking facility and a rental and return desk and are generally subject to fixed-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms.

ITEM 3.  LEGAL PROCEEDINGS

     Mr. Mirkin, a director of the Company, has been the President and Chief Executive Officer and a general partner of Budget Rent a Car of Southern California, a general partnership ("SoCal"), since 1985. SoCal has a Budget car rental franchise from BRACC for all of Southern California. The Company operates as a subfranchisee of SoCal at many locations in Southern California and pays royalty fees to SoCal based on rental revenues for vehicles other than trucks. The Company pays royalty fees for truck rentals in the Southern California market to Transportation and Storage Associates ("TSA") pursuant to a subfranchise agreement with TSA. TSA and BRACC are named defendants in an action for declaratory relief filed by SoCal on October 14, 1997 in the Superior Court of Los Angeles in which SoCal is seeking a determination as to whether the Company must pay royalties on the rentals of pick-up vehicles to SoCal or to TSA. Additionally, the Company is a named defendant in an action for declaratory relief filed by SoCal on March 23, 1998 in the Superior Court of Los Angeles in which SoCal is seeking a determination, given the existing franchise agreements between SoCal and the Company, as to whether the Company can operate Premier Car Rental locations in Southern California.

     From time to time, the Company is subject to routine litigation incidental to its business. Recently, the Company terminated the franchise arrangement of its franchisee for Germany based on alleged violations of the terms of the underlying franchise agreement. Such termination is being contested by the franchisee. The Company intends to seek to replace such franchisee with a new franchisee and/or Company-owned locations. The Company is not currently involved in any legal proceeding which it believes would have a material adverse effect upon its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's executive officers:

NAME                                     AGE    POSITION(S) WITH THE COMPANY
----                                     ---    ----------------------------
Sanford Miller.........................  45     Chairman of the Board of Directors, Chief
                                                  Executive Officer and Director
Jeffrey D. Congdon.....................  55     Vice Chairman of the Board of Directors
                                                  and Director
John P. Kennedy........................  53     Vice Chairman of the Board of Directors
                                                  and Director
Robert L. Aprati.......................  53     Executive Vice President, General Counsel
                                                  and Secretary
Scott R. White.........................  34     Executive Vice President, Corporate
                                                  Development
Michael B. Clauer......................  41     Senior Vice President and Chief Financial
                                                  Officer
Jeffrey T. Hendrickson.................  53     Senior Vice President

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     Sanford Miller has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1994. From August 1991 to August 1994, he was Vice President of Tranex Rentals of New York, Inc. ("Tranex"), which operated the Albany and Rochester Budget franchises, and from December 1991 to August 1994, was Vice President of Capital City Leasing, Inc. ("Capital City"), which operated the Richmond, Virginia Budget franchise. From 1989 to 1991, Mr. Miller served as Director of Marketing, Special Accounts, for BRACC. From 1981 to 1989, Mr. Miller was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1979 to 1981, he was North East Regional Field Operation Manager for BRACC. Mr. Miller served as President of the American Car Rental Association, a nationwide industry trade association, in 1993 and Chairman of the Licensee Local Market Advisory Board of the Budget System in 1989 and 1990. Mr. Miller is also a director of MoneyGram Payment Systems, Inc. ("MoneyGram"), a provider of electronic money transfer services, and Tranex Credit Corporation ("Tranex Credit"), a company that provides financing for purchasers of previously owned vehicles. Mr. Miller is the first cousin of Mr. Agronin.

     Jeffrey D. Congdon was elected as a director in April 1994 and has been Vice Chairman of the Board of Directors since January 1991. From January 1991 to November 1997 he also served as the Company's Chief Financial Officer. Since December 1990, he has been Secretary, Treasurer and a director of Tranex Credit. From 1980 to 1989, he was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1982 to 1996, Mr. Congdon owned and operated retail new and/or used vehicle sales operations in Indianapolis, Indiana.

     John P. Kennedy was elected as a director in April 1994 and has been the Vice Chairman of the Board of Directors since May 1997. From August 1994 to May 1997 he was the Company's President and Chief Operating Officer. From November 1991 to August 1994, he was Chairman and President of Metro West, Inc., whose wholly-owned subsidiary previously owned the Company's San Diego airport operations. From November 1990 to November 1991, he was an independent consultant to the vehicle rental industry. From July 1985 to August 1989, he served as President of NYRAC, Inc. d/b/a Budget Rent a Car of Kennedy and La Guardia Airports. From 1968 to 1984, he served in various capacities with Avis, Inc., including Vice President of Operations.

     Robert L. Aprati has been Executive Vice President, General Counsel and Secretary of the Company since August 1997, was Senior Vice President, General Counsel and Secretary of BRACC from January 1988 to July 1997 and was Vice President, General Counsel and Secretary of BRACC from September 1978 to January 1988. Mr. Aprati has been a long-standing director and currently is President of the American Car Rental Association.

     Scott R. White has been Executive Vice President, Corporate Development of the Company since February 1997. From August 1992 to February 1997, he worked in the Investment Banking Department of CSFBC, most recently as a vice president. Mr. White received his J.D. degree from the University of Texas School of Law in May 1992 and is a member of the State Bar of Texas. In addition, he was a financial analyst at The First Boston Corporation from July 1986 to July 1989.

     Michael B. Clauer has been Senior Vice President and Chief Financial Officer of the Company since November 1997. From April 1996 to November 1997, he served as Senior Director of Finance, Strategy & Planning for the North America National Franchise Business Units of the Pepsi-Cola Company. From September 1994 to April 1996, Mr. Clauer was the Senior Director -- Field Finance for Pepsico International Restaurants, Inc. From June 1992 to September 1994, he served as Senior Director -- Finance, Central Division for Pizza Hut, Inc.

     Jeffrey T. Hendrickson has been Senior Vice President of the Company since May 1997 and his responsibilities include managing the Company's U.S. vehicle rental operations. From 1994 to 1997, Mr. Hendrickson was Senior Vice President of Brink's Incorporated ("Brink's") responsible for Brink's worldwide air courier services and nationwide ATM services. From 1987 to 1994, Mr. Hendrickson was Executive Vice President of National Car Rental Systems, Inc., from 1985 to 1987 he was Senior Vice President of Basix Corporation and from 1982 to 1985 he served as Vice President of the Chase Manhattan Corporation and President and Director of Chase T/C Service Corp. Prior to joining the Chase Manhattan Corporation Mr. Hendrickson served in various capacities for The Hertz Corporation from 1971 to 1982, including Managing Director of Hertz United Kingdom and Ireland, Vice President -- Operations, Rent-A-Car Division and Corporate Vice President and General Manager, Truck Division. Mr. Hendrickson is a director of Bernard C. Harris Publishing Company, Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 17, 1997, the Company's Class A Common Stock has been listed on the New York Stock Exchange under the symbol "BD." Prior to such date, the Company's Class A Common Stock was traded in the Nasdaq National Market under the symbol "TBUD." The following table details the high and low bid information for the Class A Common Stock as reported by the Nasdaq National Market or the high and low sales prices for the Class A Common Stock as reported by the New York Stock Exchange, as the case may be, for the periods indicated:

                                                               HIGH       LOW
                                                              -------   -------
YEAR ENDED DECEMBER 31, 1997:
  First Quarter.............................................  $29.500   $16.000
  Second Quarter............................................   34.875    19.000
  Third Quarter.............................................   37.000    28.188
  Fourth Quarter............................................   37.750    32.500
YEAR ENDED DECEMBER 31, 1996:
  First Quarter.............................................  $10.500   $ 8.250
  Second Quarter............................................   17.500     9.250
  Third Quarter.............................................   20.250    12.375
  Fourth Quarter............................................   20.250    15.250

     On March 23, 1998 (i) the last sale price of the Class A Common Stock as reported on the New York Stock Exchange was $38.9375 per share and (ii) there were 185 holders of record of the Class A Common Stock and three holders of record of the Class B Common Stock.

     The Company has never paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 6, 1998, the Company issued 246,167 shares of Class A Common Stock to stockholders of Budget Rent a Car of St. Louis, Inc. ("BRAC St. Louis") to acquire all of the outstanding stock of BRAC St. Louis. The Company relied on
Section 4(2) of the Securities Act of 1933 (the "1933 Act") as its exemption from the registration requirements of the 1933 Act.

     In 1997, the Company issued options to certain employees and non-employee directors under its stock option plans to purchase an aggregate of 1,432,375 shares of Class A Common Stock and 240,000 shares of Class B Common Stock at exercise prices equal to the fair market values of underlying shares on the date of grant. Such options were issued in reliance on the exemption contained in Rule 701 under the 1933 Act.

     In 1997, pursuant to the exercise of certain outstanding stock options granted under the Company's stock option plans, the Company issued (i) 96,550 shares of Class A Common Stock for an aggregate purchase price of $1,086,188 and
(ii) 164,000 shares of Class B Common Stock for an aggregate purchase price of $1,845,000. These issuances were made in reliance on the exemption contained in Rule 701 under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data for the Company for the five years ended December 31, 1997:

                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                               1993       1994       1995       1996        1997
                                              -------   --------   --------   --------   ----------
                                               (IN THOUSANDS EXCEPT PER SHARE AND OPERATING DATA)
Statement of Operations Data:
  Vehicle rental revenue(a).................  $22,321   $ 38,642   $107,067   $223,250   $1,014,105
  Retail car sales revenue..................       --         --     42,662    134,120      239,992
  Total operating revenue...................   22,321     38,642    149,729    357,370    1,303,762
  Depreciation -- vehicle...................    4,358      7,382     27,476     60,735      278,495
  Cost of vehicle sales.....................       --         --     38,021    113,747      205,791
  Operating income..........................    2,450      4,196     14,180     35,267      171,286
  Income before income taxes................      610        426      1,022      7,818       63,301
  Net income................................  $   428   $    250   $    337   $  4,497   $   36,926
  Weighted average common and common
     equivalent shares outstanding:
     Basic..................................       (b)     3,704      6,369      9,224       18,494
     Diluted................................       (b)     3,704      6,369      9,488       26,245
  Earnings per common and common equivalent
     share:
     Basic..................................       (b)  $   0.07   $   0.05   $   0.49   $     2.00
     Diluted................................       (b)  $   0.07   $   0.05   $   0.47   $     1.60
Operating Data:
  Rental Data (U.S. only)(c):
     Locations in operation at period end...       19         63        133        152          509
     Rental transactions(d).................  163,000    276,000    689,000   1,166,000   5,255,000
  Retail Car Sales Data:
     Locations in operation at period end...       --         --          7         11           26
     Average monthly vehicles sold..........       --         --        351        752        1,790
Balance Sheet Data:
  Revenue earning vehicles, net.............  $23,577   $ 97,127   $219,927   $319,257   $2,010,926
  Vehicle inventory.........................       --        943      8,938     16,413       34,721
  Total assets..............................   33,325    162,991    386,323    587,223    3,574,815
  Fleet debt................................   23,857    123,779    295,647    360,120    2,291,755
  Total debt................................   28,533    127,187    319,017    455,609    2,610,009
  Redeemable preferred stock................    2,747         --         --         --           --
  Common stock warrant......................       --      2,000      2,000      2,000           --
  Stockholders' equity (deficit)............   (1,251)    26,748     39,592     92,001      437,990

---------------

(a) Includes revenue from vehicle rentals and related products (such as insurance and loss damage waivers).
(b) This information is not meaningful as no shares were publicly held prior to August 1994.
(c)  Does not include data for Van Pool Services or Premier Car Rental.
(d)  Rounded to the nearest thousand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to the Budget Acquisition, TEAM was the largest Budget franchisee in the United States and was one of the largest independent retailers of late model automobiles in the United States. In 1994, the Company embarked on a strategy to significantly expand its Budget franchise base and to develop a branded retail car sales operation within its Budget franchise territories. This strategy both leveraged management's experience and created certain operating efficiencies between these complementary businesses.

     The Company's retail car sales business has grown significantly since the opening of the Company's first retail car sales facility in November 1994. The Company added six retail car sales facilities during 1995, with the retail car sales business producing $42.7 million of revenue for 1995 (representing 28.5% of the Company's total historical revenue for the year), and added four facilities during 1996. The retail car sales business produced $134.1 million of revenue in 1996 (representing 37.5% of the Company's total historical revenue for the year). The Company's retail car sales business produced $1.3 million of operating income in 1995 (representing 8.8% of the Company's total operating income) and $1.9 million of operating income in 1996 (representing 5.3% of the Company's total operating income). The Company added 15 retail car sales facilities during 1997, for a total of 26 retail car sales facilities operated by the Company at December 31, 1997. In 1997, the Company's retail car sales business had revenue of $240.0 million (representing 18.4% of the Company's total historical revenue for the year) and an operating loss of $2.4 million reflecting significant costs to upgrade BRACC locations and to open several new locations. At December 31, 1996 and 1997, the retail car sales business represented 8.3% and 2.8% of the Company's total identifiable assets, respectively. See Note 16 of the Notes to the Consolidated Financial Statements of the Company.

     The 1995 results of operations reported herein include the consolidated operations of the entities comprising the Company at December 31, 1994 and the acquired operations of the Dayton, Ohio, Charlotte, North Carolina, Hartford, Connecticut, and Los Angeles, California Budget franchises from their respective acquisition dates through December 31, 1995. The 1996 results of operations reported herein include the acquired operations of the Phoenix Budget franchise, Van Pool Services and ValCar Rental Car Sales, Inc. ("ValCar") from their respective acquisition dates.

     On April 29, 1997, the Company acquired the stock of BRACC. The consideration paid by TEAM pursuant to the Stock Purchase Agreements consisted of (i) approximately $275 million in cash and (ii) the issuance to Ford of 4,500 shares of newly created Series A Convertible Preferred Stock of the Company, which were converted into 4,500,000 shares of Class A Common Stock and sold in a public offering on October 1, 1997. The results of operations of the Company for 1997 include the operations of BRACC from April 29, 1997. The 1997 results of operations reported herein also include the acquired operations of Premier Car Rental from July 31, 1997 and the Budget franchise in St. Louis from September 30, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statements of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Vehicle rental revenue......................................   71.5%    62.5%    77.8%
Retail car sales revenue....................................   28.5     37.5     18.4
Royalties and other revenue.................................     --       --      3.8
                                                              -----    -----    -----
          Total operating revenue...........................  100.0    100.0    100.0
Direct vehicle and operating expenses.......................    9.2      9.8      9.8
Cost of car sales...........................................   25.4     31.9     15.8
Vehicle depreciation expense................................   18.4     17.0     21.4
Non-vehicle depreciation expense............................    0.9      0.7      1.1
Advertising, promotion and selling..........................    7.9      6.4      7.2
Facilities..................................................    7.4      5.7      7.3
Personnel...................................................   16.3     14.9     19.0
General and administrative expenses.........................    4.5      3.2      4.6
Amortization of franchise rights............................    0.5      0.5      0.7
                                                              -----    -----    -----
Operating income............................................    9.5      9.9     13.1
Vehicle interest expense....................................    9.3      7.1      7.2
Non-vehicle interest expense (income), net..................   (0.5)     0.2      1.1
Nonrecurring expense........................................     --      0.4       --
                                                              -----    -----    -----
Income before income taxes..................................    0.7      2.2      4.8
Provision for income taxes..................................    0.5      0.9      2.0
                                                              -----    -----    -----
Net income..................................................    0.2%     1.3%     2.8%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     General Operating Results. Net income for 1997 increased $32.4 million to $36.9 million from $4.5 million in 1996. Diluted earnings per share for 1997 increased to $1.60 per share from $.47 per share in 1996. Income before income taxes increased $55.5 million for 1997 to $63.3 million from $7.8 million for 1996.

     Operating Revenues. Vehicle rental revenue increased $790.9 million in 1997 to $1,014.1 million from $223.3 million in 1996. This increase was due primarily to the Budget Acquisition which added over 370 locations and over 67,000 vehicles to the Company's operations in the U.S. Revenue from the sales of vehicles increased $105.9 million in 1997 to $240.0 million from $134.1 million in 1996. This increase was due primarily to the addition of 11 car sales operations of BRACC as well as 4 new stores opened by the Company. Royalties and other revenues totaled $49.7 million in 1997 and largely represent royalty and other fees due from the Company's franchisees.

     Operating Expenses. Total operating expenses increased $810.4 million in 1997 to $1,132.5 million from $322.1 million in 1996. This increase was due to the addition of BRACC's operations to the Company's operations. The cost of vehicles sold increased $92.0 million in 1997 to $205.8 million from $113.7 million in 1996. This increase is reflective of the car sales revenue growth with the addition of BRACC car sales locations and new locations opened by the Company. Amortization expense increased $6.6 million in 1997 to $8.5 million from $1.8 million in 1996. This increase was largely due to intangibles, including goodwill, related to the Budget Acquisition. Changes from 1996 to 1997 in the percent of revenue for expense categories are largely attributable to the increase in vehicle rental operations in relation to car sales operations resulting from the Budget Acquisition.

     Other (Income) Expense. Interest expense, net of interest income, increased $80.5 million in 1997 to $108.0 million from $27.5 million in 1996. This increase was due to the financing of fleet and other borrowings related to the Budget Acquisition, net of investment income due to the increase in cash.

     Provision for Income Taxes. The provision for income taxes increased $23.1 million in 1997 to $26.4 million from $3.3 million for 1996. The tax provision reflects a full year effective rate of 42% which is higher than the statutory rate largely due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     General Operating Results. Net income for 1996 increased $4.2 million, or 1,234.4%, to $4.5 million from $337,000 for 1995. Income before provision for income taxes increased over seven times from $1.0 million in 1995 to $7.8 million for 1996. This increase was due to the Company's acquisition activity and the growth of the Company's car sales operations from seven locations at December 31, 1995 to 11 locations at December 31, 1996. Operating income for 1996 increased $21.1 million, or 148.7%, from $14.2 million for 1995 to $35.3 million for 1996, due primarily to an increase in the vehicle fleet resulting from the acquisitions of the Budget franchises in Arizona and Southern California and Van Pool Services. The daily average rental rate increased slightly to $41.19 in 1996 from $40.75 in 1995.

     Operating Revenues. Vehicle rental revenues for 1996 increased $116.2 million, or 108.5%, from $107.1 million in 1995 to $223.3 million in 1996. The increase in rental revenues was due primarily to the increase in the size of the Company from operating 133 rental locations in 12 franchise areas at December 31, 1995 to operating 152 locations in 13 franchise territories at December 31, 1996, and to the acquisition of Van Pool Services in February 1996. Revenues from the Company's retail car sales operations increased $91.5 million from $42.7 million in 1995 to $134.1 million in 1996 due to the expansion of the Company's car sales facilities from seven locations at December 31, 1995 to 11 locations at December 31, 1996.

     Operating Expenses. Operating expenses increased approximately $186.6 million, or 137.6%, to $322.1 million for 1996 as compared to $135.5 million for 1995. The growth of the Company's vehicle rental operations through the acquisitions discussed above was the principal cause of all the increases in the Company's operating expenses. Vehicle depreciation increased approximately $33.3 million, or 121%, in 1996 due to an increase in fleet of 7,800 vehicles. Advertising expenses increased from $11.8 million in 1995 to $23.0 million for 1996 due to the increase in the size of the rental operations and due to the growth of the retail car sales operations from five markets at December 31, 1995 to 11 markets at December 31, 1996. The retail car sales business typically incurs greater advertising expense than the car rental business. Facilities expense increased $9.3 million, or 83.5%, in 1996 as compared to 1995 due to the addition of 19 locations since December 31, 1995. Personnel costs increased approximately 116.6% in 1996 as compared to 1995 due to an increase of approximately 800 employees since December 31, 1995. Other operating expenses increased due to a greater volume of rental business resulting from the 1995 and 1996 acquisitions.

     Other (Income) Expense, Net. Interest expense, net of interest income, increased from $13.2 million for 1995 to $27.4 million for 1996. Vehicle interest expense increased approximately $11.5 million in 1996 due to the increase in the size of the Company's rental fleet from approximately 7,800 vehicles at December 31, 1995 to approximately 15,600 vehicles at December 31, 1996. Non-vehicle interest (income) expense changed from income of $716,000 in 1995 to $838,000 of expense in 1996. This increase was primarily due to non-vehicle interest paid on financing for the acquisition of the Phoenix Budget franchise.

     Provision for Income Taxes. The provision for income taxes increased $2.6 million from $685,000 for 1995 to $3.3 million for 1996. The tax provision is calculated at a rate of approximately 42.5%. The increase in provision is due to the enhanced profitability of the Company in 1996 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and leasing companies.

The material terms of the Company's financing facilities are described below. The Company's existing indebtedness at December 31, 1997 has interest rates ranging from 5.8% to 10.0%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

     At December 31, 1997, the Company had borrowed $2.2 billion under asset-backed notes and a commercial paper facility, which are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs. Proceeds from the asset-backed notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on asset-backed notes and the commercial paper facility at December 31, 1997 range from 5.8% to 7.8%.

     The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Collateralized available lines of credit at December 31, 1997 consist of $13.0 million for rental vehicles and $27.0 million for retail car sales inventory with maturity dates through May 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 7.0% to 8.5% at December 31, 1997. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

     Net cash provided by operating activities for the twelve months ended December 31, 1997 increased 317.2% to $226.9 million from $54.4 million for the twelve months ended December 31, 1996. Net cash provided by operating activities for 1996 increased 236.8% to $54.4 million from $16.1 million in 1995. In each period, the Company experienced increases in cash received from rentals which were offset to some extent by increases in cash paid to vendors and employees and in interest expenses.

     Net cash used in investing activities for the twelve months ended December 31, 1997 increased 945.6% to $656.7 million from $62.8 million for the twelve months ended December 31, 1996. Net cash used in investing activities is primarily attributed to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $1,707.5 million, $460.6 million and $293.9 million for 1997, 1996 and 1995, respectively. Cash paid to suppliers of revenue earning vehicles was $2,012.0 million, $517.1 million and $315.9 million for 1997, 1996 and 1995, respectively. The increase in cash paid to suppliers of revenue earning vehicles during 1997 was a result of the increased number of locations due to the Budget Acquisition. The increase in cash paid to suppliers of revenue earning vehicles during 1996 was a result of the increased number of operating locations throughout 1996. Payment for acquisitions, net of cash acquired, amounted to $143.2 million, $5.1 million and $6.5 million for 1997, 1996 and 1995, respectively.

     Net cash provided by financing activities for the twelve months ended December 31, 1997 increased 815.9% to $536.4 million from $58.6 million for the twelve months ended December 31, 1996, due primarily to proceeds received from the issuance of Class A Common Stock and various notes payable, which was partially offset by the utilization of a portion of these proceeds to purchase BRACC and repay vehicle and non-vehicle debt. Net cash provided by financing activities for 1996 increased 97.6% to $58.6 million from $29.6 million in 1995, due primarily to proceeds received from the issuance of Class A Common Stock and the Series A Convertible Notes, which was partially offset by the utilization of a portion of these proceeds to repay existing vehicle and non-vehicle debt.

  Fleet Financing Facilities

     Historically, the Company's operations were partially funded by cash provided from operating activities and by financing provided under asset-backed notes issued under the First, Second and Third Fleet Financing Facilities (collectively, the "Fleet Financing Facilities"). At December 31, 1997, amounts outstanding under the Fleet Financing Facilities were comprised of $105.7 million of asset-backed notes issued by the Company's special purpose finance subsidiary, Team Fleet Financing Corporation ("TFFC"), in August 1994 (the "First Fleet Financing Facility"), $30.4 million of asset-backed notes assumed by the Company in connection with the acquisition of the Los Angeles, California Budget franchise in October 1995 (the "Second Fleet Financing Facility") and $176.0 million of asset-backed notes issued by TFFC in December 1996 (the "Third Fleet Financing Facility"). These facilities have been principally utilized to finance Program Vehicles. Proceeds from these facilities that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustee and are not available for other purposes. The notes issued under these facilities are collateralized by the financed vehicles and the restricted cash accounts, with the vehicles being leased to the Company's operating subsidiaries.

     The First Fleet Financing Facility is comprised of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of average LIBOR, as defined, plus 0.75% (6.86% at December 31, 1997). Monthly principal payments of $16.7 million commence in June 1999 with the last payment due in November 1999. The subordinated notes included in the First Fleet Financing Facility require monthly interest payments at an annual rate of average LIBOR, as defined, plus 1.30% (7.41% at December 31, 1997) and are payable in full in December 1999.

     The Second Fleet Financing Facility is comprised of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of average LIBOR, as defined, plus 0.60% (6.71% at December 31, 1997). Monthly principal payments of $4.8 million commence in November 1997 with the last payment due in June 1998. The subordinated notes included in the Second Fleet Financing Facility require monthly interest payments at an annual rate of average LIBOR, as defined, plus 1.0% (7.11% at December 31, 1997) and are payable in full in July 1998.

     The Third Fleet Financing Facility is comprised of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of 6.65%. Monthly principal payments of $13.8 million commence in 2001 with the last payment due in 2002. The subordinated notes included in the Third Fleet Financing Facility require monthly interest payments at an annual rate of 7.10% and are payable in full in June 2002. Up to $100 million of the Third Fleet Financing may be used to finance vehicles that are not Program Vehicles.

  April 1997 Fleet Financings

     The April 1997 Fleet Financings entered into concurrently with the Budget Acquisition provide financing for $1.4 billion of vehicles. The April 1997 Fleet Financings consist of a $900.0 million commercial paper facility and an additional $500.0 million asset-backed note facility. As of December 31, 1997, the Commercial Paper Facility has various interest rates, which range between 5.75% and 6.15%. The asset-backed note facility consists of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of 7.35%. Monthly principal payments of $39.4 million commence November 2001 with a final payment due in October 2002. The subordinated notes require monthly interest payments at an annual rate of 7.80% and are payable in full in November 2002.

  Budget Fleet Financing Facility

     Historically, BRACC's operations were partially funded with cash provided by notes issued by Budget Fleet Finance Corporation (the "BFFC Facility"), which is a special purpose bankruptcy remote corporation. The Company has continued to utilize borrowings under the BFFC Facility to fund its operations. The BFFC Facility consists of $500.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (6.36% at December 31, 1997). Six monthly principal payments of $83.3 million commence in April 1999 with the last payment due in September 1999.

  The Debt Placements

     Concurrently with the Budget Acquisition, the Company issued $45.0 million aggregate principal amounts of Series B Convertible Notes, and BRACC issued $165.0 million aggregate principal amount of

Guaranteed Senior Notes, which are guaranteed by the Company and certain subsidiaries of the Company. The Guaranteed Senior Notes bear interest at a rate of 9.57% and mature in 2007. In addition, the note purchase agreements relating to the Series A Convertible Notes, which had been issued in December 1996, were amended to extend the maturity of the Series A Convertible Notes to April 2007 and conform other terms to the terms of the Series B Convertible Notes. At a conversion price of $20.07 per share, the Series A Convertible Notes are convertible into an aggregate of 3,986,049 shares of Class A Common Stock, bear interest at a rate of 7% and mature in 2007. At a conversion price of $27.96 per share, the Series B Convertible Notes are convertible into 1,609,442 shares of Class A Common Stock, bear interest at a rate of 6.85% and mature in 2007.

  April 1997 Working Capital Facility

     Concurrently with the Budget Acquisition, BRACC entered into a $300.0 million, five-year secured credit facility (the "April 1997 Working Capital Facility"), which is guaranteed by the Company. At December 31, 1997, the Company had $238.1 million in letters of credit outstanding under this facility. The following is a summary of the material terms and conditions of the April 1997 Working Capital Facility.

     The April 1997 Working Capital Facility consists of a five-year senior, secured revolving credit facility in the amount of $300.0 million. The April 1997 Working Capital Facility provides that (i) up to $100.0 million is available for loans, (ii) up to $40.0 million (or equivalent thereof in certain foreign currencies) of such $100.0 million is available under a multi-currency subfacility, (iii) up to $300.0 million is available for letters of credit and
(iv) up to $225.0 million of such $300.0 million is available for letters of credits for credit enhancement of commercial paper or similar fleet financing programs. In addition, aggregate letter of credit and loans outstanding under the April 1997 Working Capital Facility are subject to a borrowing base limitation and may not at any time exceed the sum of 85% of eligible receivables (as defined therein), 100% of eligible repurchase vehicles (as defined therein), 85% of eligible non-repurchase vehicles (as defined therein), and 100% eligible cash and cash equivalents (as defined therein). All letters of credit and loans under the April 1997 Working Capital Facility mature on or by the fifth anniversary of the date of the loan agreement.

     Interest accrues on borrowings outstanding under the April 1997 Working Capital Facility, at the Company's option, at a rate equal to (i) either the higher of (A) the interest rate established by Credit Suisse as its base or prime rate in effect at its principal office in New York City and (B) the federal funds effective rate from time to time plus 0.5% (the higher of these being known as the "ABR") plus the applicable margin for ABR loans (which margin shall range from approximately 0.25% to 1.25%) or (ii) the rate at which Eurocurrency deposits in the relevant denomination currency for one, two, three or six months (as selected by the Company) are offered by Credit Suisse in the relevant interbank Eurocurrency market plus the applicable margin for the Eurocurrency rate (which margin shall range from 1.25% to 2.25%). The April 1997 Working Capital Facility requires the Company to pay the following fees: (i) a commitment fee based on the ratio of adjusted debt to adjusted EBITDA of the Company and ranging from 0.25% to 0.375% per annum; (ii) a letter of credit fee on the aggregate amount available under outstanding letters of credit equal to a rate per annum which is the same as the applicable margin for Eurocurrency loans from time to time in effect; and (iii) a letter of credit fronting fee equal to a rate per annum of 0.125% of the aggregate amount available under each letter of credit issued.

     The April 1997 Working Capital Facility is secured by (a) a first-priority lien on: (i) the capital stock of BRACC and each direct and indirect subsidiary of BRACC (with respect to the international subsidiaries, no more than 65% of the stock of each subsidiary will be required to be pledged in the event that a pledge of a greater percentage would result in material increased tax or similar liabilities for Budget Group and its subsidiaries on a consolidated basis); (ii) cash and other working capital such as receivables and related contract rights of BRACC and its subsidiaries (other than assets pledged as security in respect of a vehicle financing program); and (iii) all assets included in the borrowing base and (b) as to letters of credit issued as credit and/or liquidity enhancement for the Company's commercial paper program, perfected liens on the assets surrounding the commercial paper issued pursuant to the commercial paper program (which, in the case of credit enhancement, will generally be subordinated).

     The April 1997 Working Capital Facility contains a number of customary affirmative covenants, including covenants which require BRACC and the Company to: deliver financial statements and other reports; pay other obligations; maintain corporate existence; comply with laws and contracts; maintain properties and insurance; maintain books and records; grant the lenders certain inspection rights; provide notices of defaults, litigation and material events; and comply with environmental matters. The April 1997 Working Capital Facility also contains a number of customary negative covenants, including limitations on indebtedness (including preferred stock), liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, sales of assets, leases, dividends and other payments in respect of capital stock, capital expenditures, investments, loans and advances; payments and modifications of subordinated and other debt instruments, transactions with affiliates, changes in fiscal year; negative pledge clauses; and changes in lines of business.

     BRACC and the Company are required to meet certain financial covenants, consisting of: (a) a minimum net worth (as defined) of the Company equal to the sum of (i) $294,500 plus 50% of the net income of the Company of each fiscal year commencing with 1997 as shall have been completed on or prior to the time of computation plus 50% of the net equity proceeds (as defined); (b) a maximum leverage ratio (as defined) of 5.60 to 1.00 for the quarter ending December 31, 1997, declining to 3.25 to 1.00 for the quarter ending December 31, 1999 and each fiscal quarter thereafter; and (c) a minimum interest coverage ratio (as defined) of 2.50 to 1.00 for the quarter ending December 31, 1997, increasing to
3.25 to 1.00 for the quarter ending September 30, 1999 and each fiscal quarter thereafter.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $3.0 billion from $587.2 million at December 31, 1996 to $3.6 billion at December 31, 1997. This increase resulted primarily from increases in revenue-earning vehicles of $2.0 billion and intangibles of $460.7 million resulting from the Budget Acquisition. Total liabilities increased $2.6 billion from $493.2 million at December 31, 1996 to $3.1 billion at December 31, 1997 due primarily to an additional $2.3 billion of net borrowings largely to finance the vehicles of BRACC. The increase in stockholders' equity of approximately $346.0 million was largely due to the April 1997 Public Offering and issuance of Series A Convertible Preferred Stock in connection with the Budget Acquisition.

INFLATION

     The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company's operations. Many of the Company's other operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operations. The effect of inflation-driven cost increases on the Company's overall operating costs is not expected to be greater for the Company than for its competitors.

SEASONALITY

     Generally, in the vehicle rental industry, revenues increase in the spring and summer months due to the overall increase in business and leisure travel during this season. The Company increases the size of its fleet and work force in the spring and summer to accommodate increased rental activity during these periods and decreases its fleet and work force in the fall and winter. However, many of the Company's operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the fall and winter. The retail car sales business is subject to seasonal effects, with lower sales during the winter months.

YEAR 2000 ISSUE

     The Company has assessed and continues to assess the impact of the year 2000 ("Y2K") on its reporting systems and operations (the "Y2K Issue"). The Y2K Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, certain date sensitive systems will recognize the year 2000 as the year 1900 or may not recognize the date at all. This inability to properly treat or recognize the year 2000 may cause computer systems and applications to process critical information incorrectly.

     During 1997, the Company recognized approximately $2.2 million in expenses to modify existing computer systems and applications and estimates that an aggregate of approximately $6.7 million will be incurred in 1998 and 1999 specifically for Y2K modification. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company expects to complete all major modification efforts by mid-1999.

ENVIRONMENTAL MATTERS

     The Company has assessed and continues to asses the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean-up and replacement of underground gasoline storage tanks.

     During 1997, the Company recognized approximately $.7 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.3 million will be incurred in 1998 and 1999. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page F-1 in Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G, is included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation," including, but not limited to, the subsections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" appearing thereunder, of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the heading "Beneficial Ownership of Common Stock" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the heading "Certain Transactions and Relationships" and under the heading "Executive Compensation" in the subsection entitled "Compensation Committee Interlocks and Insider Participation," of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

     1. Financial Statements

          Report of Independent Certified Public Accountants.

          Independent Auditors' Report.

          Consolidated Balance Sheets December 31, 1996 and 1997.

          Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1997.

          Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1997.

          Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1997.

          Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

        Not applicable.

     3. Exhibits

          The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Plan and Agreement of Merger dated as of November 25, 1997 among Budget Group, Inc., Cruise America, Inc. and CA
               Acquisition Corporation (incorporated by reference to
               Exhibit 2.1 of Registration Statement on Form S-4, File No.
               333-42327, dated December 16, 1997, as amended by Amendment
               No. 1 to Form S-4 dated December 29, 1997).
   2.2     --  Agreement and Plan of Merger dated as of March 4, 1998 by and among Budget Group, Inc., BDG Corporation, Ryder TRS
               Inc., and certain other parties (incorporated herein by
               reference to Exhibit 2.1 to the Company's Form 8-K dated
               March 4, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.3     --  Amendment No. 1 to Agreement and Plan of Merger dated as of
               March 16, 1998 by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS Inc., and certain other parties
               (incorporated herein by reference to Exhibit 2.2 to the
               Company's Form 8-K dated March 4, 1998).
   2.4     --  Common Stock Purchase Agreement, dated as of January 13,
               1997, between John J. Nevin and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   2.5     --  Budget Stock Purchase Agreement, dated as of January 13,
               1997, between Budget Rent-a-Car Corporation and Team Rental
               Group, Inc. (currently known as Budget Group, Inc.)
               (incorporated by reference to Exhibit 2.8 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   3.1     --  Amended and Restated Certificate of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registrant's Registration Statement on Form S-1, File No.
               33-78274, dated April 28, 1994).
   3.2     --  Amendment to Amended and Restated Certificate of
               Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant's
               Registration Statement on Form S-1, File No. 333-4507, dated
               June 28, 1996).
   3.3     --  Amendment to Amended and Restated Certificate of
               Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on
               Form S-1, File No. 333-34799, dated September 26, 1997).
   3.4     --  By-Laws of the Registrant (incorporated by reference to
               Exhibit 3.2 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
   4.1     --  Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on
               Form S-1, File No. 333-34799, dated September 26, 1997).
   4.2     --  Base Indenture between Team Fleet Financing Corporation, as
               Issuer, Team Rental Group, Inc., as Servicer and Team
               Interestholder, and Bankers Trust Company, as Trustee,
               relating to Rental Car Asset Backed Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
   4.3     --  Supplemental Indenture relating to Rental Car Asset Backed
               Notes (incorporated by reference to Exhibit 4.2 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.4     --  Base Indenture among BRAC SOCAL Funding Corporation, as
               Issuer, BRAC-OPCO, Inc., as Servicer and Retained
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.5     --  Series 1995-1 Supplement to Base Indenture among BRAC SOCAL
               Funding Corporation, as Issuer, BRAC-OPCO, Inc., as Servicer
               and Retained Interestholder, and Bankers Trust Company, as
               Trustee (incorporated by reference to Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.6     --  Supplement No. 1 to Indenture, dated as of October 20, 1995, among BRAC SOCAL Funding Corporation, BRAC-OPCO, Inc., Team
               Rental of Southern California, Inc. and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.7 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.8     --  Registration Rights Agreement, dated as of August 25, 1994, among the Registrant, Brian Britton, Jeffrey Congdon,
               Richard Hinkle, John Kennedy, Sanford Miller and Richard
               Sapia (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.8     --  Indenture dated as of December, 1997 between the Company and the Chase Manhattan Bank, as Trustee (incorporated herein by reference from the Company's Registration Statement on Form
               S-3, File No. 33341093, dated November 26, 1997, as amended by Amendment No. 1 to Form S-3 dated January 7, 1998).
   4.8     --  Form of Indenture dated as of January 8, 1998 between the
               Company and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference from the Company's
               Registration Statement on Form S-3, File No. 33341093, dated
               November 26, 1997, as amended by Amendment No. 1 to Form S-3 dated January 7, 1998).
   4.9     --  First Amendment to Registration Rights Agreement, dated as of November 1, 1994, among the Registrant, Brian Britton,
               Jeffrey Congdon, Richard Hinkle, John Kennedy, Sanford
               Miller and Richard Sapia (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).
   4.10    --  Letter Agreement, dated as of November 1, 1994, between
               Andrew Klein and the Registrant acknowledging that Andrew
               Klein is a party to the Registration Rights Agreement, dated as of August 25, 1994, as amended (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1994).
   4.11    --  Registration Rights Agreement, dated as of October 20, 1995, between Team Rental Group, Inc. and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               4.12 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.12    --  Registration Rights Agreement, dated as of December 1, 1996, between Team Rental Group, Inc. and the holders of the
               Convertible Subordinated Notes (incorporated by reference to
               Exhibit 4.12 to the Registrant's Registration Statement on
               Form S-1, File No. 333-21691, dated February 12, 1997).
   4.13    --  Warrant No. 1-1994, dated as of August 24, 1994, to purchase
               175,000 shares of Class A Common Stock, par value $.01 per share, of the Registrant, issued to Budget Rent-a-Car
               Corporation (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1994).
   4.14    --  NationsBank Warrant dated as of April 26, 1996 (incorporated by reference to Exhibit 4.14 to the Registrant's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
   4.15    --  Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer, Team
               Rental Group, Inc., as Servicer and Team Interestholder, and
               Bankers Trust Registrant, as Trustee (incorporated by
               reference to Exhibit 4.15 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   4.16    --  Series 1996-1 Supplement to the Amended and Restated Base
               Indenture dated as of December 1, 1996 among Team Fleet
               Financing Corporation, as Issuer, Team Rental Group, Inc.,
               as Servicer and Team Interestholder, and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.16 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
   4.17    --  Amended and Restated Master Motor Vehicle Lease Agreement
               dated as of December 1, 1996 among Team Fleet Financing
               Corporation, as Lessor, Team Rental Group, Inc., as
               Guarantor, and certain subsidiaries of Team Rental Group,
               Inc., as lessees (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.18    --  Motor Vehicle Lease Agreement Series 1996-1 dated as of
               December 1, 1996 among Team Fleet Financing Corporation, as
               Lessor, Team Rental Group, Inc., as Guarantor, and certain subsidiaries of Team Rental Group, Inc., as lessees
               (incorporated by reference to Exhibit 4.18 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   4.19    --  Registration Rights Agreement, dated as of November 6, 1997, among the Registrant and the Stockholders of Budget Rent a
               Car of St. Louis, Inc. (incorporated by reference to Exhibit
               4.7 of the Registrant's Registration Statement on Form S-3,
               File No. 333-41093, dated November 26, 1997).
  10.1     --  Amended and Restated Sublicense Agreement, dated as of
               October 20, 1995, between Budget Rent-a-Car of Southern
               California and Team Rental of Southern California, Inc.,
               along with Corporate Guaranty of Team Rental Group, dated as of October 20, 1995 (incorporated by reference to Exhibit
               10.11 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.2     --  Lease Agreement dated September 1, 1993 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc., as amended by First Amendment dated as of
               July 1, 1994 (Henrico County, Virginia) (incorporated by
               reference to Exhibit 10.41 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-78274, dated August 12, 1994).
  10.3     --  Lease Agreement dated June 1, 1994 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc. (Chesterfield County, Virginia) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 13, 1996).
  10.4     --  Lease Agreement dated as of September 12, 1995 between MCK
               Real Estate Corporation, Team Car Sales of Richmond, Inc.
               and Team Rental Group, Inc. (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1995).
  10.5     --  Agreement of Lease dated as of August 31, 1995 between MCK
               Real Estate Corporation and Team Rental of Philadelphia,
               Inc. (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
  10.6     --  Supply Agreement among Ford Motor Company, Team Rental
               Group, Inc. and Budget Rent-a-Car Corporation (incorporated by reference to Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
  10.7     --  Advertising Agreement between Ford Motor Company and Budget
               Rent-a-Car Corporation (incorporated by reference to Exhibit
               10.7 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
  10.8     --  Promissory Note, dated October 20, 1995, from Team Rental of
               Southern California, Inc. to Budget Rent-a-Car of Southern
               California in the principal amount of approximately
               $4,775,000 (incorporated by reference to Exhibit 10.46 to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1995).
  10.9     --  Subordinated Notes Purchase Agreement, dated as of December
               1, 1996, by and between the Registrant and the investors
               listed therein (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
  10.10    --  Subordination Agreement, dated as of October 20, 1995, among
               Budget Rent-a-Car of Southern California, BRAC-OPCO, Inc.,
               Team Rental Group, Inc. and Team Rental of Southern
               California (incorporated by reference to Exhibit 10.49 to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1995).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.11    --  Shareholders' Agreement, dated as of October 20, 1995, by and among Team Rental Group, Inc., the holders of the
               Company's Class B Common Stock, and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               10.50 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.12    --  1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
  10.13    --  Amendment No. 1 to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.54 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1,
               File No. 333-4507, dated June 28, 1996).
  10.14    --  1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
  10.15    --  Indemnification Agreement dated April 25, 1994 between the
               Registrant and Sanford Miller (incorporated by reference to
               Exhibit 10.29 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.16    --  Indemnification Agreement dated April 25, 1994 between the
               Registrant and John Kennedy (incorporated by reference to
               Exhibit 10.30 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.17    --  Indemnification Agreement dated April 25, 1994 between the
               Registrant and Jeffrey Congdon (incorporated by reference to
               Exhibit 10.31 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.18    --  Indemnification Agreement dated April 25, 1994 between the
               Registrant and Ronald Agronin (incorporated by reference to
               Exhibit 10.32 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.19    --  Indemnification Agreement dated April 25, 1994 between the
               Registrant and Stephen Weber (incorporated by reference to
               Exhibit 10.33 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
 *10.20    --  Form of Forbearance Agreement dated as of January 1, 1998 between the Company and each of Messrs. Miller, Congdon and
               Kennedy.
 *10.21    --  Form of Executive Agreement dated as of January 1, 1998 between the Company and each of Messrs. Miller, Congdon and
               Kennedy.
 *10.22    --  Senior Note Purchase Agreement dated as of April 23, 1997 between Budget Rent a Car Corporation, as Issuer, and the
               Registrant, as Guarantor.
 *10.23    --  Credit Agreement dated as of April 29, 1997 among Budget
               Rent a Car Corporation, as the Borrower, Budget Group, Inc.,
               as a Guarantor, and Certain Financial Institutions, as the
               Lenders, Credit Suisse First Boston, as a Co-Syndication
               Agent and the Administrative Agent and NationsBanc Capital
               Markets, Inc., as a Co-Syndication Agent and the
               Documentation Agent, as amended by First Amendment to Credit
               Agreement dated as of October 24, 1997, Amendment and Waiver
               No. 2 to Credit Agreement dated as of January 28, 1998 and
               Amendment No. 3 to Credit Agreement dated as of March 13,
               1998.
  16.1     --  Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K dated November 26, 1996, as amended).
 *21.1     --  Subsidiaries of the Registrant.
 *23.1     --  Consent of Arthur Andersen LLP.
 *23.2     --  Consent of Deloitte & Touche LLP.
 *27.1     --  Financial Data Schedule -- December 31, 1997 (for SEC use
               only).
 *27.2     --  Restated Financial Data. Schedules -- September 30, 1997
               (for SEC use only).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 *27.3     --  Restated Financial Data Schedule -- June 30, 1997 (for SEC
               use only).
 *27.4     --  Restated Financial Data Schedule -- March 31, 1997 (for SEC
               use only).
 *27.5     --  Restated Financial Data Schedule -- December 31, 1996 (for
               SEC use only).
 *27.6     --  Restated Financial Data Schedule -- September 30, 1996 (for
               SEC use only).
 *27.7     --  Restated Financial Data Schedule -- June 30, 1996 (for SEC
               use only).
 *27.8     --  Restated Financial Data Schedule -- March 31, 1996 (for SEC
               use only).
 *27.9     --  Restated Financial Data Schedule -- December 31, 1995 (for
               SEC use only).
 *99.1     --  Safe Harbor Compliance Statement for Forward-Looking
               Statements.

---------------

* Filed Herewith

(B) REPORTS ON FORM 8-K

     One report on Form 8-K/A was filed during the quarter ended December 31, 1997:

                                                          FINANCIAL
                    ITEM REPORTED                      STATEMENTS FILED    DATE OF REPORT
                    -------------                      ----------------   ----------------
(i) Update of the report of the independent certified
    public accountants with respect to the
    Consolidated Financial Statements that had
    previously been filed with the Company's Annual
    Report on Form 10-K for the year ended December
    31, 1996 and (ii) update the Pro Forma Financial
    Statements of the Company that were previously
    filed as an exhibit to Current Report on Form 8-K
    dated May 13, 1997...............................        Yes(1)       December 1, 1997

---------------

(1) The Company filed Consolidated Financial Statements of Budget Group, Inc. (together with the report of the Independent Certified Public Accountants) as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 (incorporated by reference to pages F-10 through F-33 of the Company's Registration Statement on Form S-1 (File No. 333-34799) dated October 1, 1997) and Pro Forma Consolidated Statements of Operations of Budget Group, Inc. for the year ended December 31, 1996 and the six months ended June 30, 1997 (incorporated by reference to pages 20 through 28 of the Company's Registration Statement on Form S-1 (File No. 333-34799) dated October 1, 1997).

(C) EXHIBITS

     Exhibits are listed in Item 14(a).

(D) FINANCIAL STATEMENT SCHEDULES

     Not applicable.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:      /s/ SANFORD MILLER
                                            ------------------------------------
                                                       Sanford Miller
                                              Chairman of the Board and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ SANFORD MILLER                    Chairman of the Board, Chief Executive Officer
-----------------------------------------------------    and Director
                   Sanford Miller

                 /s/ JOHN P. KENNEDY                   Vice Chairman of the Board and Director
-----------------------------------------------------
                   John P. Kennedy

               /s/ JEFFREY D. CONGDON                  Vice Chairman of the Board and Director
-----------------------------------------------------
                 Jeffrey D. Congdon

                /s/ MICHAEL B. CLAUER                  Senior Vice President and Chief Financial
-----------------------------------------------------    Officer (Principal Financial Officer)
                  Michael B. Clauer

                 /s/ THOMAS L. KRAM                    Vice President, Controller (Principal
-----------------------------------------------------    Accounting Officer)
                   Thomas L. Kram

                /s/ RONALD D. AGRONIN                  Director
-----------------------------------------------------
                  Ronald D. Agronin

                /s/ JAMES F. CALVANO                   Director
-----------------------------------------------------
                  James F. Calvano

                /s/ MARTIN P. GREGOR                   Director
-----------------------------------------------------
                  Martin P. Gregor

                /s/ JEFFREY R. MIRKIN                  Director
-----------------------------------------------------
                  Jeffrey R. Mirkin

              /s/ DR. STEPHEN L. WEBER                 Director
-----------------------------------------------------
                Dr. Stephen L. Weber

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Independent Auditors' Report................................  F-3
Consolidated Balance Sheets December 31, 1996 and 1997......  F-4
Consolidated Statements of Income for Each of the Three
  Years in the Period Ended December 31, 1997...............  F-5
Consolidated Statements of Stockholders' Equity for Each of
  the Three Years in the Period Ended December 31, 1997.....  F-6
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1997...............  F-7
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Budget Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Budget Group, Inc. (a Delaware corporation formerly known as Team Rental Group, Inc.) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, stockholders' equity and cash flows of Budget Group, Inc. for the year ended December 31, 1995, were audited by other auditors whose report dated April 12, 1996, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Budget Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orlando, Florida
February 24, 1998
(except with respect to a certain
matter discussed in Note 17,
as to which the date is March 4, 1998)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Budget Group, Inc.:

     We have audited the consolidated statements of income, stockholders' equity and cash flows of Budget Group, Inc. (formerly known as Team Rental Group, Inc.) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Budget Group, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
April 12, 1996

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                                 1996           1997
                                                              ----------    ------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                 AND PER SHARE DATA)
                                         ASSETS
Cash and cash equivalents...................................   $ 50,490      $  157,007
Restricted cash.............................................     66,336         282,731
Trade and vehicle receivables, net..........................     31,302         329,356
Vehicle inventory...........................................     16,413          34,721
Revenue earning vehicles, net...............................    319,257       2,010,926
Property and equipment, net.................................     18,502         140,165
Prepaid expenses and other assets...........................     14,030          87,681
Intangibles, including goodwill, less accumulated
  amortization of $3,285 in 1996 and $11,739 in 1997........     70,893         532,228
                                                               --------      ----------
                                                               $587,223      $3,574,815
                                                               ========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................   $455,609      $2,610,009
Accounts payable, accrued and other liabilities.............     30,207         418,438
Deferred income taxes.......................................      7,406         108,378
                                                               --------      ----------
          Total liabilities.................................    493,222       3,136,825
                                                               --------      ----------
COMMITMENTS AND CONTINGENCIES (NOTES 9, 11, 13 AND 17)
COMMON STOCK WARRANT........................................      2,000              --
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 250,000 shares authorized,
  no shares issued or outstanding...........................         --              --
Series A convertible preferred stock, $0.01 par value,
  10,000 shares authorized, no shares issued or
  outstanding...............................................         --              --
Class A common stock, $0.01 par value, one vote per share,
  17,500,000 (in 1996) and 35,000,000 (in 1997) shares
  authorized, 9,357,050 (in 1996) and 23,905,070 (in 1997)
  shares issued.............................................         93             239
Class B common stock, $0.01 par value, 10 votes per share,
  2,500,000 shares authorized, 1,936,600 shares issued (in
  1996 and 1997)............................................         19              19
Additional paid-in capital..................................     89,856         400,099
Foreign currency translation adjustment.....................         --          (1,326)
Retained earnings...........................................      2,363          39,289
Treasury stock, at cost (36,667 shares of Class A common
  stock)....................................................       (330)           (330)
                                                               --------      ----------
          Total stockholders' equity........................     92,001         437,990
                                                               --------      ----------
          Total liabilities and stockholders' equity........   $587,223      $3,574,815
                                                               ========      ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                              1995        1996         1997
                                                            --------    --------    ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                          DATA)
Operating revenue:
  Vehicle rental revenue..................................  $107,067    $223,250    $1,014,105
  Retail car sales revenue................................    42,662     134,120       239,992
  Royalty fees and other..................................        --          --        49,665
                                                            --------    --------    ----------
          Total operating revenue.........................   149,729     357,370     1,303,762
                                                            --------    --------    ----------
Operating costs and expenses:
  Direct vehicle and operating............................    13,704      35,098       128,408
  Depreciation -- vehicle.................................    27,476      60,735       278,495
  Depreciation -- non-vehicle.............................     1,341       2,589        14,192
  Cost of vehicle sales...................................    38,021     113,747       205,791
  Advertising, promotion and selling......................    11,826      22,983        93,265
  Facilities..............................................    11,121      20,406        95,558
  Personnel...............................................    24,515      53,097       247,862
  General and administrative..............................     6,686      11,605        60,451
  Amortization............................................       859       1,843         8,454
                                                            --------    --------    ----------
          Total operating costs and expenses..............   135,549     322,103     1,132,476
                                                            --------    --------    ----------
Operating income..........................................    14,180      35,267       171,286
                                                            --------    --------    ----------
Other (income) expense:
  Vehicle interest expense................................    13,874      25,336        93,796
  Non-vehicle interest expense............................       473       1,501        19,933
  Interest income -- restricted cash......................    (1,348)       (781)       (5,744)
  Non-recurring bank fees.................................        --       1,275            --
  Related party interest expense..........................       159         118            --
                                                            --------    --------    ----------
          Total other expense.............................    13,158      27,449       107,985
                                                            --------    --------    ----------
Income before income taxes................................     1,022       7,818        63,301
Provision for income taxes................................       685       3,321        26,375
                                                            --------    --------    ----------
Net income................................................  $    337    $  4,497    $   36,926
                                                            ========    ========    ==========
Weighted average number of shares outstanding -- basic....     6,369       9,224        18,494
                                                            ========    ========    ==========
Basic earnings per share..................................  $   0.05    $   0.49    $     2.00
                                                            ========    ========    ==========
Weighted average number of shares outstanding --diluted...     6,369       9,488        26,245
                                                            ========    ========    ==========
Diluted earnings per share................................  $   0.05    $   0.47    $     1.60
                                                            ========    ========    ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                                   FOREIGN
                             CONVERTIBLE            ADDITIONAL    CURRENCY     RETAINED                   TOTAL
                              PREFERRED    COMMON    PAID-IN     TRANSLATION   EARNINGS    TREASURY   STOCKHOLDERS'
                                STOCK      STOCK     CAPITAL     ADJUSTMENT    (DEFICIT)    STOCK        EQUITY
                             -----------   ------   ----------   -----------   ---------   --------   -------------
                                                                 (IN THOUSANDS)
BALANCE, JANUARY 1, 1995...   $      --     $ 60     $ 29,159      $    --      $(2,471)    $  --       $ 26,748
  Net income...............          --       --           --           --          337        --            337
  Shares issued in business
     combinations..........          --       12       12,825           --           --        --         12,837
  Class A common stock
     acquired for
     treasury..............          --       --           --           --           --      (330)          (330)
                              ---------     ----     --------      -------      -------     -----       --------
BALANCE, DECEMBER 31,
  1995.....................          --       72       41,984           --       (2,134)     (330)        39,592
  Net income...............          --       --           --           --        4,497        --          4,497
  Shares issued in business
     combinations..........          --        2        2,725           --           --        --          2,727
  Warrants issued in
     conjunction with
     financing.............          --       --          686           --           --        --            686
  Net proceeds from stock
     offering..............          --       38       44,402           --           --        --         44,440
  Proceeds from exercise of
     stock options.........          --       --           59           --           --        --             59
                              ---------     ----     --------      -------      -------     -----       --------
BALANCE, DECEMBER 31,
  1996.....................          --      112       89,856           --        2,363      (330)        92,001
  Net income...............          --       --           --           --       36,926        --         36,926
  Shares issued in business
     combinations..........     105,750        2        8,521           --           --        --        114,273
  Net proceeds from stock
     offerings.............          --       91      188,406           --           --        --        188,497
  Proceeds from exercise of
     stock options.........          --        6        5,575           --           --        --          5,581
  Foreign currency
     translation...........          --       --           --       (1,326)          --        --         (1,326)
  Conversion of preferred
     stock.................    (105,750)      45      105,705           --           --        --             --
  Proceeds from exercise of
     warrants..............          --        2        2,036           --           --        --          2,038
                              =========     ====     ========      =======      =======     =====       ========
BALANCE, DECEMBER 31,
  1997.....................   $      --     $258     $400,099      $(1,326)     $39,289     $(330)      $437,990
                              =========     ====     ========      =======      =======     =====       ========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                           1995         1996          1997
                                                         ---------    ---------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................  $     337    $   4,497    $    36,926
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................     30,578       65,720        301,141
     Deferred income tax provision.....................        540        2,479         26,375
     Warrants issued in connection with financing......         --          686             --
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade and vehicle receivables, net................     (9,393)      (5,910)       (91,863)
     Prepaid expenses and other assets.................        387       (1,350)        (7,271)
     Vehicle inventory.................................     (7,995)      (3,463)        (3,138)
     Accounts payable, accrued and other liabilities...      1,694       (8,280)       (35,319)
                                                         ---------    ---------    -----------
          Net cash provided by operating activities....     16,148       54,379        226,851
                                                         ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in restricted cash balance....................    (13,271)       1,395       (213,715)
  Proceeds from sale of revenue earning vehicles.......    293,905      460,550      1,707,500
  Proceeds from sale of property and equipment.........         --           --         14,523
  Purchases of revenue earning vehicles................   (315,863)    (517,079)    (2,011,954)
  Purchases of property and equipment..................     (4,562)      (2,608)        (9,888)
  Payment for acquisitions, net of cash acquired.......     (6,507)      (5,064)      (143,164)
                                                         ---------    ---------    -----------
          Net cash used in investing activities........    (46,298)     (62,806)      (656,698)
                                                         ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from equity transactions, net...............         --       44,499        196,116
  Net increase (decrease) in vehicle obligations.......     20,947     (220,901)      (700,241)
  Net increase (decrease) in working capital
     facilities........................................      6,890       (9,500)            --
  Net increase (decrease) in commercial paper..........       (276)      (4,900)       348,850
  Proceeds from other notes payable....................      3,399      256,000        710,000
  Principal payments on other notes payable............       (925)      (4,401)       (18,361)
  Payment of financing fees............................        (76)      (2,237)            --
  Purchase of treasury stock...........................       (330)          --             --
                                                         ---------    ---------    -----------
          Net cash provided by financing activities....     29,629       58,560        536,364
                                                         ---------    ---------    -----------
Net increase (decrease) in cash and cash equivalents...       (521)      50,133        106,517
Cash and cash equivalents, beginning of year...........        878          357         50,490
                                                         ---------    ---------    -----------
Cash and cash equivalents, end of year.................  $     357    $  50,490    $   157,007
                                                         =========    =========    ===========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(1)  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Budget Group, Inc. and subsidiaries (the "Company") are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations) and the sale of late model used vehicles. On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997, the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name (formerly Team Rental Group, Inc.) to Budget Group, Inc. Prior to the acquisition (the "BRACC Acquisition"), the Company was the largest United States franchisee of BRACC.

     Company owned vehicle rental operations are located primarily throughout the United States and Western Europe. The largest concentration (approximately 20%) of vehicle rental assets is located in the highly competitive Florida market. Franchised vehicle operations are located worldwide. Customers are mainly business and leisure travelers. No customer accounts for more than 10% of the Company's revenues.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in less than majority-owned entities are accounted for using the equity method, under which the Company's share of operating results is reflected in income as earned and dividends are credited against the investment when received.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments including money market funds, commercial paper and time deposits purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     Restricted cash consists of funds borrowed under medium term note and commercial paper programs not invested in revenue earning vehicles. Under the terms of these agreements, any unused funds are required to be maintained in restricted accounts and are invested in qualified short-term instruments.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

TRADE AND VEHICLE RECEIVABLES, NET

     Trade and vehicle receivables are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for each of the three years in the period ended December 31, 1997:

                                                              1995      1996     1997
                                                             -------   ------   -------
Balance at beginning of year...............................  $   501   $2,297   $ 4,008
Provision..................................................      802      552     8,345
Writeoffs..................................................   (1,350)    (181)   (9,035)
Increase due to acquisitions...............................    2,344    1,340    45,629
                                                             -------   ------   -------
Balance at end of year.....................................  $ 2,297   $4,008   $48,947
                                                             =======   ======   =======

VEHICLE INVENTORY

     Vehicle inventory is stated at the lower of cost (determined based on specific identification) or market.

REVENUE EARNING VEHICLES

     Revenue earning vehicles are stated at cost less related discounts and manufacturers' incentives or fair market value at the date of acquisition, as appropriate, and are depreciated over their estimated economic lives or at rates corresponding to manufacturers' repurchase program guidelines, where applicable. Repurchase programs typically require the manufacturers to repurchase the vehicles after varying time frames at agreed upon prices (subject to defined condition and mileage standards). Depreciation rates generally range from 1.0% to 2.5% per month. Management periodically reviews depreciable lives and rates based on a variety of factors including general economic conditions and estimated holding period of the vehicles. Gains and losses upon the sale of revenue earning vehicles are recorded as an adjustment to depreciation expense.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost or fair market value at the date of acquisition, as appropriate. Depreciation is being provided on the straight-line method over the following estimated useful lives:

Buildings...................................................  10-25 years
Equipment, furniture and fixtures...........................  3-10 years

     The carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 1997, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

DEFERRED FINANCING FEES

     Direct costs incurred in connection with the Company's borrowings have been recorded as a prepaid expense and are being amortized over the terms of the related loan agreements to interest expense on the straight-line method, which approximates the effective interest method.

     On July 9, 1996, the Company utilized proceeds from its public offering of Class A common stock to repay a $10,000 bridge financing facility it had obtained from a bank in the second quarter of 1996. In conjunction with this bank financing, the Company issued warrants valued at $700, which are included in additional paid-in capital, and paid additional fees of approximately $1,000. As a result of this repayment, the Company wrote off all unamortized fees related to this financing, totaling $1,275.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

COMPUTER SOFTWARE SYSTEMS

     The Company's purchased reservation system and associated applications and databases have been recorded at fair market value at the date of acquisition. Costs associated with the internal development of other computer software systems and system enhancements are capitalized. Amortization is being provided on the straight-line method over two to eight years.

INTANGIBLES, INCLUDING GOODWILL

     Intangible assets, net, consist of the following at December 31:

                                                               1996        1997
                                                              -------    --------
Franchise agreements........................................  $    --    $118,000
Trade name..................................................       --     187,817
Goodwill....................................................   70,893     226,411
                                                              -------    --------
                                                              $70,893    $532,228
                                                              =======    ========

     Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired. Franchise agreements and trade name relate to the BRACC Acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of all identifiable assets acquired. The intangible assets are amortized over 40 years using the straight-line method.

     The carrying value of intangibles is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. Although no impairment is indicated at December 31, 1997, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

ENVIRONMENTAL COSTS

     Environmental remediation costs are recorded in accounts payable, accrued and other liabilities and in facilities expense in the accompanying consolidated financial statements based on estimates of known environmental remediation exposures when it becomes probable that a liability has been incurred. Environmental exposures are largely related to underground storage tanks.

     Expenditures are expected to be made over the next three years. A receivable is recorded for amounts recoverable from third-parties when collection becomes probable.

SELF INSURANCE LIABILITY

     The Company is largely self-insured with respect to personal and property liability claims up to specified limits. Third-party insurance is maintained in limited areas and for claims in excess of those specified limits. A liability in the amount of approximately $5,000 and $129,644 as of December 31, 1996 and 1997, respectively, which is included in accounts payable, accrued and other liabilities, is recorded for known claims and for incurred but not reported incidents based on actuarially computed estimates of expected loss. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

     The Company maintained unused letters of credit amounting to $58,156 at December 31, 1997, largely in support of its insurance liability in certain states and supporting the reimbursement of claims paid by third-party claims administrators.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

INCOME TAXES

     Deferred taxes are recognized to the extent they are expected to be payable upon distribution of earnings of foreign and unconsolidated subsidiaries.

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when those temporary differences are expected to be recovered or settled. Deferred tax expense is the result of changes in the net deferred tax assets and liabilities. The effect of a change in tax rates is recognized in the period that includes the enactment date.

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

     The financial statements of the Company's foreign affiliates have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resultant translation adjustments reported as a separate component of stockholders' equity. Income statement accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income.

ROYALTY FEES AND OTHER REVENUES

     Royalty fees and other revenues largely consist of monthly royalty fees from franchisees, income before interest and taxes for insurance product and credit card processing operations, the Company's share of operating results of equity investees' and revenues generated from miscellaneous services provided to the Company's franchisees.

ADVERTISING, PROMOTION AND SELLING

     Advertising, promotion and selling expense, other than direct response advertising, are charged to expense as incurred. The Company incurred advertising expense of $2,347, $6,912 and $34,096 in 1995, 1996 and 1997,
respectively.

DERIVATIVES

     Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Accounts receivable under cap agreements are accrued with a corresponding reduction of interest expense. There were no such agreements outstanding at December 31, 1997.

     Gains and losses on foreign exchange contracts and futures related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income when the hedged transaction occurs. There were no such contracts outstanding at December 31, 1997. The Company does not engage in speculative derivatives.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with

                      BUDGET GROUP, INC. AND SUBSIDIARIES
complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the net income and number of shares utilized in the EPS calculations for each of the three years in the period ended December 31, 1997 (share information in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1995     1996     1997
                                                              ------   ------   -------
Net income..................................................  $  337   $4,497   $36,926
Effect of interest and loan fee amortization on convertible
  securities -- net of income taxes.........................      --       --     4,983
                                                              ------   ------   -------
Net income available to common stockholders after assumed
  conversion of dilutive securities.........................  $  337   $4,497   $41,909
                                                              ======   ======   =======
Weighted average number of common shares used in basic
  EPS.......................................................   6,369    9,224    18,494
Effect of dilutive securities:
  Stock options.............................................      --      264       704
  Convertible securities....................................      --       --     7,047
                                                              ------   ------   -------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS................   6,369    9,488    26,245
                                                              ======   ======   =======

     Options to purchase approximately 77,000 shares of Class A common stock were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the stock for the period.

STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, companies to adopt the fair value based method of accounting for stock-based employee compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, but are required to disclose, on a pro forma basis, net income and earnings per share, as if the fair value based method of accounting had been applied.

     Effective January 1, 1996, the Company elected to adopt only the disclosure requirements of SFAS No. 123. Accordingly, the Company will continue to account for stock-based employee compensation under APB Opinion No. 25.

RECLASSIFICATIONS

     Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the current year presentation.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

(2)  PUBLIC STOCK OFFERINGS

     The Company sold 3,821,007 shares of Class A common stock on July 2, 1996, at $13.00 per share to investors in a public offering resulting in gross proceeds of $49,673 to the Company. Net proceeds to the Company after offering expenses were $44,440. The net proceeds were used to repay certain outstanding indebtedness and for general corporate purposes.

     The Company sold 8,625,000 shares of Class A common stock on April 29, 1997 (at a price of $21.625 per share) raising proceeds of $174,489, net of applicable offering costs. An additional 450,000 shares of Class A common stock were sold on October 1, 1997 (at a price of $33.00 per share) raising net proceeds of $14,008. The net proceeds of the April offering were used to provide a portion of the financing for the BRACC Acquisition. The net proceeds of the October offering were used for working capital purposes.

(3)  ACQUISITIONS

     During 1995, 1996 and 1997, the Company acquired certain Budget franchise operations, retail vehicle sales operations, a commuter van pooling operation, BRACC and an insurance replacement car rental business. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company has allocated the cost of the acquisitions on the basis of the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The accompanying consolidated statements of income and cash flow reflect the operations of the acquired companies from their respective acquisition dates.

1995 ACQUISITIONS

     Acquisition of Dayton Franchise -- In January 1995, the Company purchased all of the outstanding stock of Don Kremer, Inc. located in Dayton, Ohio, for $1,300. The acquisition funding consisted of $650 cash and two notes totaling $650.

     Acquisition of Charlotte Franchise -- In January 1995, the Company purchased all of the outstanding stock of MacKay Car & Truck Rentals, Inc., located in Charlotte, North Carolina, for approximately $8,405, consisting of cash of $8,277 and 13,483 shares of Class A common stock.

     Acquisition of Hartford Franchise -- In March 1995, the Company purchased all of the outstanding stock of Rental Car Resources, Inc., located in Hartford, Connecticut, for approximately $1,475 by issuing 157,333 shares of Class A common stock.

     Acquisition of BRAC-OPCO Franchise -- In October 1995, the Company purchased all of the outstanding stock of BRAC-OPCO, Inc., which operated Budget franchises in the greater Los Angeles area, excluding the vehicle rental operations at Los Angeles International Airport, for approximately $11,234 by issuing 1,050,000 shares of Class A common stock.

1996 ACQUISITIONS

     Acquisition of VPSI, Inc. ("VPSI") Van Pool Operations -- In February 1996, the Company purchased for a nominal amount all of the outstanding stock of VPSI located in Detroit, Michigan. VPSI provided commuter van pooling services to business commuters in 22 states, and operated a rental fleet of approximately 3,300 vans as of the acquisition date.

     Acquisition of Phoenix Franchise -- In February 1996, the Company purchased all of the outstanding stock of Arizona Rent-A-Car Systems, Inc., located in Phoenix, Arizona, for approximately $18,000, consisting of cash of approximately $5,000, promissory notes of $10,000 and 272,727 shares of Class A common stock.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

     Acquisition of ValCar Rental Car Sales, Inc. ("ValCar") -- In August 1996, the Company acquired all of the outstanding stock of ValCar for $400 in cash. ValCar owned and operated four retail vehicle sales facilities in Indianapolis, Indiana, and was formerly owned by a director and officer of the Company.

1997 ACQUISITIONS

     BRACC Acquisition -- On January 13, 1997, the Company entered into an agreement to purchase all of the outstanding shares of BRACC in a purchase transaction. The cash portion of the purchase price (approximately $275,000) was partially funded through the April stock offering (see Note 2 to consolidated financial statements). The Company also issued to Ford Motor Company 4,500 shares of Series A convertible, non-voting preferred stock, each share of which was converted into 1,000 shares of the Company's Class A common stock. The common shares underlying the preferred stock had a value of approximately $105,800 for purposes of determining the purchase price (based on the three day period beginning on January 12) and $95,175 at the time of issuance. The Company also entered into the following debt financing transactions concurrently with the BRACC Acquisition: (i) $165,000 of guaranteed senior notes at a rate of 9.57% maturing in 2007; (ii) $45,000 of convertible subordinated notes at a rate of 6.85% maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900,000; (iv) a $500,000 asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472,500 bearing interest at a rate of 7.35% and a subordinated note in the amount of $27,500 bearing interest at a rate of 7.80%; and (v) a $300,000 five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR and secured primarily by accounts receivable, cash and unencumbered vehicles.

     Acquisition of Premier Car Rental -- On July 31, 1997, the Company acquired, through its wholly owned subsidiary, Premier Car Rental LLC ("Premier"), the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. for approximately $87,200, consisting of $2,000 in cash and the refinancing of approximately $85,200 of Premier Car Rental, Inc.'s outstanding fleet indebtedness. Premier operates as its own brand and serves the insurance replacement market.

     Acquisition of St. Louis Franchise -- On October 1, 1997, the Company purchased all of the outstanding stock of Budget Rent a Car of St. Louis, Inc., located in St. Louis, Missouri, for approximately $9,524, consisting of cash of $1,000 and 246,167 shares of Class A common stock.

     If the 1996 and 1997 acquisitions had occurred at the beginning of 1996, the Company's results of operations would have been as shown in the following table. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of 1996.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
                                                                    (UNAUDITED)
Operating revenue...........................................  $1,527,431    $1,676,766
Net income..................................................      20,676        23,024
EPS -- basic................................................        1.14          1.07
EPS -- diluted..............................................        0.90          0.90

                      BUDGET GROUP, INC. AND SUBSIDIARIES

(4)  REVENUE EARNING VEHICLES

     Revenue earning vehicles consist of the following at December 31:

                                                                1996         1997
                                                              --------    ----------
Revenue earning vehicles....................................  $335,461    $2,276,582
Less -- accumulated depreciation............................   (16,204)     (265,656)
                                                              --------    ----------
                                                              $319,257    $2,010,926
                                                              ========    ==========

(5)  PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following at December 31:

                                                                1996       1997
                                                              --------   --------
Land........................................................  $  2,601   $ 26,328
Buildings and leasehold improvements........................    18,507     97,552
Furniture, fixtures and office equipment....................    13,167     49,202
                                                              --------   --------
                                                                34,275    173,082
Less -- accumulated depreciation and amortization...........   (15,773)   (32,917)
                                                              --------   --------
                                                              $ 18,502   $140,165
                                                              ========   ========

(6)  PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets include purchased software and capitalized software systems development costs, net of accumulated amortization, which amounts to approximately $6,806 at December 31, 1997. In addition, prepaid expenses and other assets include the Company's 20% investment in a foreign rental operation.

     The revenue of the Company's investee amounts to less than 10% of consolidated revenues and the amount of undistributed earnings included in consolidated retained earnings is not significant.

(7)  NOTES PAYABLE

     Notes payable consist of the following at December 31:

                                                                1996        1997
                                                              --------   ----------
Commercial paper............................................  $     --   $  871,448
Medium term notes:
  Senior....................................................   304,500    1,267,376
  Subordinated..............................................    17,182       44,682
Convertible subordinated notes..............................    80,000      125,000
Vehicle obligations.........................................    38,438       26,808
Guaranteed senior notes.....................................        --      165,000
Foreign notes...............................................        --       66,781
Note payable to vendor......................................        --       15,677
Other.......................................................    15,489       27,237
                                                              --------   ----------
                                                              $455,609   $2,610,009
                                                              ========   ==========

                      BUDGET GROUP, INC. AND SUBSIDIARIES

COMMERCIAL PAPER

     The $900,000 commercial paper facility (the "Paper") was established in April 1997, bears interest at rates ranging from 5.75% to 6.15% at December 31, 1997, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances the Paper may be repaid by draws under a related, bank provided liquidity facility ($825,000) or a related letter of credit ($95,000). The Paper is issued periodically with maturities of up to 58 days. It is the Company's intention and ability to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires in April 1998. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 1997.

MEDIUM TERM NOTES

     Medium term notes are comprised of notes issued in August 1994 ("TFFC-94 notes"), notes assumed in the acquisition of BRAC-OPCO, Inc. in October 1995 ("OPCO notes"), notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes") and notes assumed in the BRACC Acquisition
("BFFC -- 94A notes") (collectively "MTN notes"). MTN notes are secured by the underlying vehicles and restricted cash of $66,336 and $282,731 at December 31, 1996 and 1997, respectively. Under limited circumstances the MTN notes may be repaid by draws under related letters of credit amounting to $85,000 at December 31, 1997. No amounts were drawn under the related letter of credit at December 31, 1997.

     The TFFC-94 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $100,000 at December 31, 1996 and 1997, bear interest at an average LIBOR rate, as defined, plus 0.75% (6.86% per annum at December 31, 1997). Monthly principal payments of $16,667 commence in June 1999 with the last payment due in November 1999. The subordinated notes, with an aggregate principal balance of $5,682 at December 31, 1996 and 1997, bear interest at an average LIBOR rate, as defined, plus 1.30% (7.41% per annum at December 31, 1997) and are payable in full in December 1999. Interest on the TFFC-94 notes is payable monthly.

     The BFFC-94A notes consist of an aggregate principal balance of $500,000 at December 31, 1997 and bear interest at an average LIBOR rate, as defined, plus 0.50% (6.36% per annum at December 31, 1997). Interest on the BFFC-94A notes is payable monthly. Monthly principal payments of $83,333 commence in April 1999, with the last payment due in September 1999.

     The OPCO notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $38,500 and $28,876 at December 31, 1996 and 1997, bear interest at an average LIBOR rate, as defined, plus 0.60% (6.71% per annum at December 31, 1997). Monthly principal payments of $4,812 commenced in November 1997 with the last payment due in June 1998. The subordinated notes, with an aggregate principal balance of $1,500 at December 31, 1996 and 1997, bear interest at an average LIBOR rate, as defined, plus 1.0% (7.11% per annum at December 31, 1997) and are payable in full in December 1998. Interest on the OPCO notes is payable monthly.

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166,000 at December 31, 1996 and 1997, bear interest at 6.65% per annum. Monthly principal payments of $13,833 commence in May 2001 with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10,000 at December 31, 1996 and 1997, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472,500 at December 31, 1997, bear interest at 7.35% per annum. Monthly principal payments of $39,375 commence in November 2001, with the last payment due in October 2002. The

                      BUDGET GROUP, INC. AND SUBSIDIARIES
subordinated notes, with an aggregate principal balance of $27,500 at December 31, 1997, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

CONVERTIBLE SUBORDINATED NOTES

     In December 1996, the Company issued convertible subordinated notes with an aggregate principal amount of $80,000 bearing interest at 7.0% per annum due 2003. The term of the notes was extended to 2007 in conjunction with the BRACC Acquisition. At a conversion price of $20.07 per share, the convertible subordinated notes are convertible into 3,986,049 shares of Class A common stock.

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45,000 bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,442 shares of Class A common stock.

VEHICLE OBLIGATIONS

     Vehicle obligations consist of outstanding lines of credit to purchase rental vehicles and retail car sales inventory. Collateralized lines of credit at December 31, 1997, consist of $13,000 for rental vehicles and approximately $27,000 for retail car sales inventory with maturity dates through May 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory.

     Vehicle obligations relating to the rental fleet are generally amortized over 5 to 15 months with monthly principal payments ranging from 2.0% to 3.0% of the capitalized vehicle cost. When rental vehicles are sold, the related unpaid obligation is due. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 7.0% to 8.5% at December 31, 1997. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.

GUARANTEED SENIOR NOTES

     Concurrent with the BRACC Acquisition, the Company issued $165,000 of guaranteed senior notes. The guaranteed senior notes bear interest at 9.57% per annum, mature in 2007 and are unsecured. The agreement under which the notes were issued includes certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum net worth. At December 31, 1997, the Company was in compliance with all covenants.

FOREIGN NOTES

     The foreign notes primarily provide financing for vehicle purchases and the funding of working capital. At December 31, 1997, approximately $64,885 relates to vehicle debt while $1,896 relates to the funding of working capital and various other debt. The foreign notes are largely secured by vehicles, bear interest at rates ranging from 6.55% to 9.0% per annum, and mature from 1998 through 2003.

NOTE PAYABLE TO VENDOR

     The note payable to vendor relates to the Company's license agreement for the reservation system and associated applications and databases. The note bears interest at 6.20% per annum and is due in November 1998.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

WORKING CAPITAL FACILITIES

     The Company has a $300,000 five-year senior, secured revolving credit facility, bearing interest at an initial rate of 1.75% over LIBOR. At December 31, 1997, the Company had $238,156 in letters of credit outstanding under this facility. The working capital facility is secured by eligible cash, eligible receivables and unencumbered vehicles. The agreement governing the credit facility includes certain convenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At December 31, 1997, the Company was in compliance with all convenants. No amounts were drawn on this facility at December 31, 1997.

     Scheduled aggregate maturities of notes payable at December 31, 1997, are as follows:

                  YEAR ENDING DECEMBER 31,                      AMOUNT
                  ------------------------                    ----------
1998........................................................  $1,032,589
1999........................................................     607,003
2000........................................................       2,241
2001........................................................     189,709
2002........................................................     487,526
Thereafter..................................................     290,941
                                                              ----------
                                                              $2,610,009
                                                              ==========

(8)  RELATED PARTY TRANSACTIONS

     The Company leases facilities from an entity owned by certain stockholders. Operating lease payments for the years ended December 31, 1995, 1996 and 1997, were $220, $227 and $586, respectively. The entity assigned lease payments from the Company to a bank.

     At December 31, 1996 and 1997, the Company had a payable to a stockholder and director in the amount of $1,500 which is included in notes payable in the accompanying consolidated balance sheet. The outstanding balance bears interest at prime plus 2.0% (10.50% per annum at December 31, 1997), is unsecured and is payable on demand.

     Approximately $4,013 and $19,811 of cash and cash equivalents are on deposit with or are being held as agent for the Company by a bank at December 31, 1996 and 1997, respectively. A stockholder and director of the Company served on the bank's board of directors.

     In connection with the BRAC-OPCO franchise acquisition, the Company entered into a franchise agreement with the seller to pay a royalty of 5% of the monthly gross revenues derived from those operations, as well as the Company's San Diego operations. BRACC had a similar agreement related to the Los Angeles airport. A director of the Company is the Chief Executive Officer and a general partner of the seller. In 1996 and 1997, the Company paid the seller approximately $3,700 and $6,213, respectively, in royalty fees in accordance with these agreements.

     For many years, Ford has been BRACC's principal supplier of vehicles and held an equity interest in the Company from the time of the BRACC Acquisition through October 6, 1997. The number of vehicles purchased from Ford has varied from year to year. In model year 1997, approximately 73% of BRACC's U.S. vehicle purchases were comprised of Ford vehicles. Under the terms of the supply agreement that was entered into concurrently with the BRACC Acquisition, the Company agreed to purchase or lease Ford vehicles in such quantity that the percentage of new Ford vehicles purchased or leased by the Company in the United States, Canada, and other countries outside the European Union represents at least 70% of the total new vehicle acquisitions by the Company, with a minimum quantity of at least 80,000 vehicles in the United States in each model year. Given the volume of vehicles purchased from Ford by the Company, shifting

                      BUDGET GROUP, INC. AND SUBSIDIARIES
significant portions of the fleet purchases to other manufacturers would require lead time and certain operational changes. As a result, any inability of Ford to supply the Company with the planned number and types of vehicles, any significant decline in the quality and customer satisfaction with respect to Ford vehicles or any failure of the parties to reach an agreement on the terms of any purchases could have a material adverse effect on the Company's financial condition and results of operations.

(9)  LEASES

     The Company leases certain revenue earning vehicles and facilities under operating leases that expire at various dates. Generally, the facility leases are subject to payment increases based on cost of living indices and require the Company to pay taxes, maintenance, insurance and certain other operating expenses. Certain facility leases require the Company to pay fixed amounts plus contingent rentals based on gross rental revenues, as defined, and gasoline sales. In addition, the Company guarantees airport commission fees on behalf of certain licensees.

     Expense for operating leases and airport concession fees consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Revenue earning vehicles..............................  $ 1,518    $ 1,555    $15,914
Facilities:
  Minimum rentals.....................................    5,914     14,422     65,320
  Contingent rentals..................................    3,502      3,353     17,615
                                                        -------    -------    -------
                                                        $10,934    $19,330    $98,849
                                                        =======    =======    =======

     Future minimum payments under noncancellable leases and concession agreements at December 31, 1997, are as follows:

YEAR ENDING DECEMBER 31,
------------------------
     1998...................................................  $ 49,865
     1999...................................................    34,006
     2000...................................................    26,635
     2001...................................................    20,695
     2002...................................................    17,059
     Thereafter.............................................    41,406
                                                              --------
                                                              $189,666
                                                              ========

(10)  INCOME TAXES

     The provision for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1995     1996      1997
                                                            ----    ------    -------
Current:
  Federal.................................................  $ --    $   92    $    --
  State...................................................   145       750        502
  Foreign.................................................    --        --        816
Deferred..................................................   540     2,479     25,057
                                                            ----    ------    -------
                                                            $685    $3,321    $26,375
                                                            ====    ======    =======

                      BUDGET GROUP, INC. AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995    1996     1997
                                                              ----   ------   -------
Income tax provision at federal statutory rate..............  $348   $2,658   $22,155
Effect of earnings of nontaxable (subchapter S) companies...    --      (87)       --
Nondeductible portion of amortization of intangibles........    94      306     2,466
State tax provision, net of federal benefit.................   215      391     1,235
Other.......................................................    28       53       519
                                                              ----   ------   -------
                                                              $685   $3,321   $26,375
                                                              ====   ======   =======

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, relate to the following:

                                                               1996       1997
                                                              -------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $16,846   $ 75,772
  Estimated self insurance liability........................    1,998     51,488
  Accrued expenses -- pension...............................       --      8,549
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................       --      8,570
  Business tax credit carryforwards.........................       --      7,114
  Foreign tax credit carryforwards..........................       --      1,930
  Alternative minimum tax carryforwards.....................      966      3,759
  Foreign tax assets and net operating loss carryforwards...       --      2,319
  Non-deductible reserves, accrued expenses and other.......    3,461     14,683
                                                              -------   --------
          Total gross deferred tax assets...................   23,271    174,184
          Less -- valuation allowance.......................   (9,515)   (72,198)
                                                              -------   --------
                                                               13,756    101,986
Deferred tax liabilities:
  Difference between book and tax bases of revenue earning
     vehicles and property and equipment....................   19,327     78,977
  Intangibles...............................................    1,835    127,878
  Other.....................................................       --      3,509
                                                              -------   --------
          Total gross deferred tax liabilities..............   21,162    210,364
                                                              -------   --------
          Net deferred tax liability........................  $ 7,406   $108,378
                                                              =======   ========

     At December 31, 1997, the Company and its subsidiaries have federal tax loss carryforwards of approximately $205,000 expiring between December 2005 and December 2011. The Company has recorded a valuation allowance for a portion of the acquired net operating loss carryforwards and other credit carryforwards due to the uncertainty of their ultimate realization. Any subsequently recognized tax benefits attributed to the change in the valuation allowance will reduce intangibles. The increase in the valuation allowance during 1996 resulted from an increase related to net operating loss carryforwards and uncertainty regarding their ultimate realization. The increase in the valuation allowance during 1997 resulted from the net operating loss carryforwards and other credit carryforwards acquired in the BRACC Acquisition that will be limited in their use.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

(11)  PENSION AND OTHER BENEFIT PLANS

     Substantially all employees in the United Kingdom and certain employees in the U.S. are covered under noncontributory pension plans. Plan benefits are based on final average compensation. The Company's funding policy for the domestic plan is to contribute the minimum ERISA contribution required under the projected unit credit actuarial cost method. The domestic defined benefit pension plan has been suspended. As a result of this suspension, employees earn no additional benefits under the plan. The domestic plan is supplemented by an unfunded, nonqualified plan providing benefits (as computed under the benefit formula) in excess of limits imposed by Federal tax law. The cost of the supplemental plan was approximately $695 in 1997.

     The Company maintains an unfunded, nonqualified plan providing benefits to certain of its officers, (the "Executive Protection Plan") based on percentage of final compensation. The cost of the Executive Protection Plan was approximately $161 in 1997.

     The Company also maintains a Savings Plus Plan. Under this plan, an eligible employee of the Company, or its participating subsidiaries, who has completed one year of continuous service and enrolls in the plan may elect to defer from 1% to 15% of specified compensation under a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The Company contributes varying amounts (25% to 75%) on the first 6% of each participating employee's eligible salary deferrals to various funds established by the plan, plus an additional contribution at the discretion of the Board of Directors, based on a percentage of an employee's total cash compensation. The cost of the plan was approximately $147 and $4,025 in 1996 and 1997, respectively.

     Each of the Company's domestic defined benefit plan's accumulated benefits exceed the plan's assets at December 31, 1997. The following table sets forth the domestic and foreign pension plans' funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997:

                                                              DOMESTIC    FOREIGN
                                                               PLANS       PLAN
                                                              --------    -------
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $ 29,303    $5,464
  Nonvested benefits........................................     1,033       147
                                                              --------    ------
Accumulated benefit obligation..............................  $ 30,336    $5,611
                                                              ========    ======
Projected benefit obligation for service rendered to date...  $ 30,388    $6,684
Plan assets at fair value, primarily participation in common
  trust funds...............................................    17,220     9,056
                                                              --------    ------
Excess (deficiency) of plan assets over projected benefit
  obligation................................................   (13,168)    2,372
Unrecognized net asset at transition........................     1,080        (3)
Unrecognized net loss (gain)................................    (6,994)      423
                                                              --------    ------
Prepaid (accrued) pension cost..............................  $(19,082)   $2,792
                                                              ========    ======
Service cost for benefits earned during the period..........  $     48    $  537
Interest cost on projected benefit obligation...............     1,383       394
Return on plan assets.......................................    (1,213)     (754)
Net amortization and deferral...............................       730        --
                                                              --------    ------
Pension expense.............................................  $    948    $  177
                                                              ========    ======

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for 1997 was 7%. No compensation increase has been assumed as no additional benefits will be earned under the domestic plans. The assumed compensation increase under the Executive Protection Plan and foreign plan was 5% and 4%, respectively. The expected long-term rate of return on plan assets for 1997 was 9.5%.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

STOCK OPTIONS

     On April 25, 1994, the Company adopted the 1994 Incentive Stock Option Plan (the "ISO Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1995     1996     1997
                                                             ------   ------   -------
Net income...................................  As Reported   $  377   $4,497   $36,926
                                               Pro Forma        (36)   3,375    32,381
EPS -- basic.................................  As Reported     0.05     0.49      2.00
                                               Pro Forma      (0.01)    0.37      1.75
EPS -- diluted...............................  As Reported     0.05     0.47      1.60
                                               Pro Forma      (0.01)    0.37      1.46

     The calculated pro forma compensation cost may not be representative of that to be expected in future years.

     The ISO Plan provides for the issuance of up to 1,750,000 shares of Class A or Class B common stock to key employees. The ISO Plan stock options may be either incentive stock options or nonqualified options and are exercisable not less than six months nor more than 10 years after the date of grant. Options granted under the ISO Plan in 1997 become exercisable between 18 and 24 months after the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant. The exercise price for nonqualified options may not be less than 85% of the fair market value of the underlying shares or, if greater, the book value of the underlying shares at the date of grant.

     The Directors' Plan provides for the issuance of shares of Class A common stock to directors of the Company who are not employees of the Company. The Directors' Plan stock options are nonqualified and are exercisable not less than six months nor more than 10 years after the date of grant. Options granted under the Directors' Plan in 1997 become exercisable six months after the date of grant. The exercise price of the nonqualified options under the Directors' Plan is the fair market value of the underlying shares at the date of grant.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

     A summary of the status of the Company's two stock option plans at December 31, 1995, 1996 and 1997 and activity during the years then ended is presented in the table and narrative below:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding -- December 31, 1994............................     15,000       $ 9.50
  Granted...................................................    202,000         9.50
                                                              ---------
Outstanding -- December 31, 1995............................    217,000         9.50
  Granted...................................................    547,650        11.70
  Exercised.................................................     (6,200)        9.50
  Forfeited.................................................     (8,600)       11.13
                                                              ---------
Outstanding -- December 31, 1996............................    749,850        11.09
  Granted...................................................  1,672,375        22.87
  Exercised.................................................   (539,350)       10.66
  Forfeited.................................................    (86,290)       19.25
                                                              ---------
Outstanding -- December 31, 1997............................  1,796,585        21.79
                                                              =========

     As of December 31, 1997, options for 1,556,585 shares and 240,000 shares of Class A and Class B common stock, respectively, remained outstanding under the Company's stock option plans.

                                                               1995     1996      1997
                                                              ------   -------   -------
Exercisable at end of year --
  Shares....................................................  15,000   247,700   214,700
  Weighted average exercise price...........................   $9.50     $9.76    $14.36
Weighted average fair value of options granted during the
  year......................................................   $4.52     $5.48    $10.11

     At December 31, 1997, 1,413,285 of the 1,796,585 options outstanding have an exercise price of $22.38 and a remaining contractual life of 9.3 years. Of these options, 60,000 are exercisable. The remaining 383,300 options have exercise prices between $9.50 and $36.44, with a weighted average exercise price of $19.64 and a weighted average remaining contractual life of 8.9 years. Of these options, 154,700 are exercisable with a weighted average exercise price of $11.25.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted under the ISO Plan, a weighted average risk-free rate of return of 5.89% and an expected life of three years were assumed. For options granted under the Directors' Plan, a risk-free rate of return of 6.63% and an expected life of five years were assumed. Additionally, for each option plan there was no expected dividend yield and an expected volatility of 58%.

(12)  COMMON STOCK WARRANT

     Concurrent with the acquisition of the Budget franchise in Philadelphia and in consideration of the abatement of certain future royalty fees to BRACC with respect to the Philadelphia vehicle rental operation and other consideration received from BRACC, the Company issued a warrant to BRACC (the "Common Stock Warrant") to purchase 175,000 shares of Class A common stock. This warrant has been retired in 1997 following the Company's acquisition of BRACC.

(13)  COMMITMENTS AND CONTINGENCIES

     Litigation arising in the normal course of business is pending against the Company. Management believes that the Company has meritorious defenses to all significant litigation and that the ultimate outcome of the

                      BUDGET GROUP, INC. AND SUBSIDIARIES
litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ENVIRONMENTAL MATTERS

     The Company has recorded amounts which, in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1997, the Company has accrued $3,301 for estimated environmental remediation costs and expects to expend approximately $2,600 during 1998. Amounts receivable from third parties for reimbursement of remediation expenditures are not significant.

     Due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements. The Company does not expect such future costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

(14)  FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts are determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amount.

CASH AND CASH EQUIVALENTS, RESTRICTED CASH, TRADE AND VEHICLE RECEIVABLES AND ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

     The carrying amounts of these financial assets and liabilities at December 31, 1996 and 1997, approximate fair value because of the short maturity of these instruments.

NOTES PAYABLE

     The carrying amount of a portion of the Company's notes payable approximates fair market value at December 31, 1996 and 1997, since the debt is at floating interest rates. The carrying amount of the Company's fixed-rate notes payable approximates fair value at December 31, 1996 and 1997, due to the recent issuance of such debt or because such notes do not have terms that differ materially from those currently available to the Company.

(15)  SUPPLEMENTAL CASH FLOW DISCLOSURES

     In 1995, the Company issued 1,220,816 shares of Class A common stock with a value of $12,837 and notes payable of $650 for the 1995 acquisitions.

     In 1996, the Company issued 272,727 shares of Class A common stock with a value of $2,727 and notes payable of $10,000 for the 1996 acquisitions.

     In 1997, the Company issued 4,746,167 shares of Class A common stock with a value of $114,274 for the 1997 acquisitions. These amounts reflect the conversion of 4,500 shares of Series A convertible, non-voting

                      BUDGET GROUP, INC. AND SUBSIDIARIES
preferred stock into 4,500,000 shares of Class A common stock which were sold by the selling stockholder in October 1997.

     The Company paid interest of $13,764, $26,955 and $101,992 in 1995, 1996 and 1997, respectively.

     Income taxes of $346, $1,017, and $1,796 were paid in 1995, 1996 and 1997, respectively.

     On occasion, the Company acquires goods and services in exchange for revenue earning vehicles. During 1997, revenue earning vehicles in the amount of $2,100 were exchanged for goods and services.

(16)  SEGMENT INFORMATION

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks, and passenger vans, and the retail sale of used vehicles.

     Segment information for the year ended December 31, 1995, is as follows:

                                                   RETAIL VEHICLE
                                                       SALES        VEHICLE RENTAL   CONSOLIDATED
                                                   --------------   --------------   ------------
Sales to unaffiliated customers..................     $ 42,662        $  107,067      $  149,729
Depreciation and amortization....................          193            29,483          29,676
Operating income.................................        1,254            12,926          14,180
Income (loss) before income taxes................        1,869              (847)          1,022
Identifiable assets..............................       30,195           356,128         386,323
Capital expenditures -- revenue earning
  vehicles.......................................           --           315,863         315,863

     Segment information for the year ended December 31, 1996, is as follows:

                                                   RETAIL VEHICLE
                                                       SALES        VEHICLE RENTAL   CONSOLIDATED
                                                   --------------   --------------   ------------
Sales to unaffiliated customers..................     $134,120        $  223,250      $  357,370
Depreciation and amortization....................        1,482            63,685          65,167
Operating income.................................        1,857            33,410          35,267
Income before income taxes.......................          409             7,409           7,818
Identifiable assets..............................       48,885           538,338         587,223
Capital expenditures -- revenue earning
  vehicles.......................................           --           517,079         517,079

     Segment information for the year ended December 31, 1997, is as follows:

                                                   RETAIL VEHICLE
                                                       SALES        VEHICLE RENTAL   CONSOLIDATED
                                                   --------------   --------------   ------------
Sales to unaffiliated customers..................     $239,992        $1,063,770      $1,303,762
Depreciation and amortization....................          283           300,858         301,141
Operating income (loss)..........................       (2,431)          173,717         171,286
Income (loss) before income taxes................       (1,925)           65,226          63,301
Identifiable assets..............................      101,213         3,473,602       3,574,815
Capital expenditures -- revenue earning
  vehicles.......................................           --         2,011,954       2,011,954

(17)  SUBSEQUENT EVENTS

     On January 28, 1998, the Company completed its acquisition of Mesa, Arizona based Cruise America, Inc. ("Cruise") in a stock for stock merger that will be accounted for as a pooling of interests. As a result of the merger, Cruise shareholders received 0.28073 of a share of the Company's Class A common stock for each share of Cruise common stock or a total of approximately 1.77 million shares worth approximately $62,000 as of the acquisition date. In addition, the Company assumed approximately $76,000 of vehicle debt.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

     If the acquisition had occurred at the beginning of 1995, the Company's results of operations would have been as shown in the following table. The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been made at the beginning of 1995. The 1997 amounts include the impact on Cruise of a one-time charge for jury-awarded damages of approximately $8,500, net of income taxes.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              --------   --------   ----------
                                                                        (UNAUDITED)
Operating revenue...........................................  $239,482   $447,808   $1,411,436
Net income..................................................     1,712      7,751       29,774
EPS -- basic................................................      0.21       0.72         1.48
EPS -- diluted..............................................      0.21       0.70         1.25

     On March 4, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), to acquire all of the outstanding stock of Ryder TRS Inc. ("Ryder TRS"), based in Denver, Colorado, for approximately $264,000 of cash, Class A common stock and warrants, subject to adjustment and the other terms and conditions of the Merger Agreement. In addition, the Company will assume approximately $266,000 of fleet debt and $175,000 of other debt. The acquisition will be accounted for under the purchase method of accounting.

(18)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table is a summary of quarterly information for the years ended December 31, 1996 and 1997 (in thousands except per share data):

                                               1996                                       1997
                              ---------------------------------------   -----------------------------------------
                                        THREE MONTHS ENDED                         THREE MONTHS ENDED
                              ---------------------------------------   -----------------------------------------
                              MARCH 31   JUNE 30   SEPT 30    DEC 31    MARCH 31   JUNE 30    SEPT 30     DEC 31
                              --------   -------   --------   -------   --------   --------   --------   --------
Operating revenue...........  $65,794    $93,734   $101,492   $96,350   $102,448   $306,321   $482,446   $412,547
Operating income............    7,254     10,842     15,162     2,009      8,160     29,100     90,614     43,412
Net income (loss)...........    1,277      2,246      4,640    (3,666)       848      2,653     28,953      4,472
Average shares
  outstanding -- basic......    7,256      7,430     10,919    11,253     11,257     17,147     19,961     25,405
Earnings (loss) per share --
  basic(1)..................     0.18       0.30       0.42     (0.33)      0.08       0.15       1.45       0.18
Average shares
  outstanding -- diluted
  ..........................    7,256      7,569     11,175    11,253     11,257     20,832     30,936     26,420
Earnings (loss) per share --
  diluted(1)................     0.18       0.30       0.42     (0.33)      0.08       0.13       0.98       0.17
Market price of stock(2)
  High......................    10.50      17.50      20.25     20.25      29.50     34.875      37.00      37.75
  Low.......................     8.25       9.25     12.375     15.25      16.00      19.00     28.188      32.50

---------------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share do not equal the total for the year.
(2) On March 23, 1998, (i) the closing sale price of the Class A common stock as reported on the New York Stock Exchange was $38.938 per share and (ii) there were approximately 185 holders of record of the Class A common stock and three holders of record of the Class B common stock.

     As of April 17, 1997, the Company's Class A common stock has been listed on the New York Stock Exchange under the symbol "BD". Prior to such date, the Company's Class A common stock was traded in the Nasdaq National Market under the symbol "TBUD". Market price data in the above table is based on

                      BUDGET GROUP, INC. AND SUBSIDIARIES
high and low bid information for the Class A common stock as reported by the Nasdaq National Market or the high and low sales prices for the Class A common stock as reported by the New York Stock Exchange, as the case may be, for the periods indicated.

     The Company has never paid any cash dividends on its common stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements, restrictions in credit and other agreements and other factors deemed relevant by the Board of Directors.

                                    ANNEX A

                                                                    EXHIBIT 99.1

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

     As used herein, unless the context otherwise requires, (i) "TEAM" refers to Budget Group, Inc. and its subsidiaries prior to its acquisition of Budget Rent a Car Corporation on April 29, 1997 (the "Budget Acquisition"); (ii) "BRACC" refers to Budget Rent a Car Corporation and its subsidiaries; (iii) the "Company" or "Budget Group" refers to TEAM (including BRACC) after giving effect to the Budget Acquisition; and (iv) "Budget" refers to the business of renting cars and trucks and retailing late model vehicles conducted by the Company and its franchisees under the Budget name.

     In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     "Forward-looking statements" are defined under the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

ACQUISITIONS; ABILITY TO IMPLEMENT GROWTH STRATEGY

     The Company's recent growth is largely attributable to acquisitions and the Company intends to continue to pursue the acquisition of businesses that the Company believes would complement or expand its existing businesses. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including (i) the diversion of management's attention; (ii) the assimilation of the operations and personnel of acquired businesses; (iii) the amortization of acquired intangible assets; (iv) the assumption of potential liabilities, disclosed or undisclosed, associated with the businesses acquired, which liabilities may exceed the amount of indemnification available from the seller; (v) the risk that the financial and accounting systems utilized by the businesses acquired will not meet the Company's standards; (vi) the risk that the businesses acquired will not maintain the quality of services that the Company has historically provided; (vii) the dilutive effect of the use of the Company's capital stock as consideration for acquisitions; and (viii) the inability to attract and retain qualified management. There can be no assurance that the Company will consummate future acquisitions, including the acquisition of Ryder TRS Inc. ("Ryder TRS"), on satisfactory terms, if at all, that adequate financing will be available on terms acceptable to the Company, if at all, or that any acquired operations will be successfully integrated or that such operations will ultimately have a positive impact on the Company, its financial condition or results of operations.

     In addition to pursuing growth through acquisitions, management is undertaking internal growth initiatives to increase the Company's revenues and improve its profitability by, among other things enhancing its operations outside the United States, expanding its retail car sales operations, adding car rental locations in its existing markets, adding truck rental locations and expanding its truck rental fleet, and increasing its marketing efforts to corporate accounts. Management expects the Company to realize certain cost savings and other operating efficiencies as a result of the implementation of its business strategy. Increasing the revenues of the Company, and realizing cost savings and other operating efficiencies, could be affected by a number of factors beyond the Company's control, such as general economic conditions, increased operating costs of vehicles and regulatory developments. Each of these initiatives will involve risks to the Company, and there can be no assurance that the Company will be successful in growing its business or that the Company will achieve the expected cost savings and other operating efficiencies. In addition, the Company's substantial leverage could affect its success in growing its business.

INTEGRATION OF BUDGET ACQUISITION

     The Budget Acquisition was significantly larger than any of TEAM's previous acquisitions and the combination and integration of the respective operations of TEAM and BRACC are of a substantially greater scale than previously undertaken by either company. The difficulties of managing such combination and integration are increased by the necessity of coordinating the operations of geographically diverse organizations, of integrating different strategies and operating systems, of integrating management and operating personnel from both companies and of managing a worldwide franchise system. The success of the Company following the Budget Acquisition depends on the ability of the Company's management team to: (i) manage a significantly larger organization; (ii) maintain and further develop relationships with Budget franchisees; and (iii) conduct operations on a worldwide basis. There can be no assurance that the Company's management team will be able to successfully manage the combined operations of TEAM and BRACC. An inability to successfully manage the integration of TEAM and BRACC would have a material adverse effect on the Company's results of operations and financial condition.

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT; INTEREST RATE RISK

     The Company has substantial indebtedness and significant debt service requirements. As of December 31, 1997, the Company's total indebtedness was approximately $2,600 million (representing approximately 73% of its total capitalization), of which approximately $2,300 million represented senior secured indebtedness for the purchase of vehicles and approximately $300 million represented non-vehicle indebtedness (representing 8.9% of its total capitalization, excluding fleet debt). As of December 31, 1997, the Company had $346.8 million of incremental availability under its vehicle financing facilities to finance the purchase of fleet vehicles. The degree to which the Company is leveraged has important consequences for holders of the Company's Class A Common Stock, including the following: (i) the ability of the Company to obtain additional financing in the future, whether for working capital, fleet purchases, acquisitions or other purposes, may be impaired; (ii) a substantial portion of the Company's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available to the Company for other purposes; (iii) the Company's flexibility in planning for or reacting to changes in market conditions may be limited; (iv) the Company may be more vulnerable in the event of a downturn in its business; and (v) because a substantial portion of its indebtedness bears interest at floating rates, any increase in prevailing interest rates will result in an increase in interest expense incurred by the Company, which could have an adverse effect on its results of operations.

     The ability of the Company to meet its debt service obligations will depend on its future operating performance and financial results, which will be subject in part to factors beyond the control of the Company. Although management believes that the Company's cash flow will be adequate to meet its interest and principal payments, there can be no assurance that the Company will continue to generate earnings in the future sufficient to cover its fixed charges. If the Company is unable to generate earnings in the future sufficient to cover its fixed charges and is unable to borrow sufficient funds under its existing credit lines or from other sources, it may be required to refinance all or a portion of its existing indebtedness or to sell all or a portion of its assets. There can be no assurance that refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or the proceeds which the Company could realize therefrom. In addition, the terms of certain indebtedness of the Company restrict the ability of the Company to sell assets and the use of the proceeds therefrom.

     If for any reason, including a shortfall in anticipated operating results or proceeds from asset sales, the Company were unable to meet its debt service obligations, it would be in default under the terms of its indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all such indebtedness immediately due and payable, including accrued and unpaid interest, and to terminate their commitments (if any) with respect to funding obligations under such indebtedness. In addition, such holders could proceed against their collateral, which, in the case of the fleet financing facilities, consists of substantially all the Company's fleet.

     The Company's results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a substantial portion of its debt bears interest at floating rates. At December 31, 1997, approximately 62.4% of the Company's average debt bore interest at floating rates. The amount of the Company's financing costs affects the amount the Company and Budget franchisees must charge their customers to be profitable.

AVAILABILITY OF FINANCING

     The Company depends on third-party financing to purchase its fleet vehicles. Continued availability of such financing on favorable terms is critical to the Company's operations. A majority of the Company's indebtedness is incurred in connection with major vehicle manufacturers' vehicle repurchase programs. As a result, a significant change in the credit quality of the vehicle manufacturers, particularly Ford Motor Company ("Ford"), would significantly affect the Company's ability to obtain such financing on favorable terms. In addition, certain events, such as a material increase in damage to vehicles, could reduce the value of the collateral securing the Company's fleet financing facilities and cause the acceleration of the repayment of such facilities. An inability of the Company to obtain vehicle financing on favorable terms would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the sources of financing utilized by the Company or alternative financing will remain or become available to the Company or that such financing will be available on terms acceptable to the Company.

COMPETITION

     The vehicle rental industry is characterized by intense competition, particularly with respect to price and service. In any geographic market, the Company may encounter competition from national, regional and local vehicle rental companies. Budget's main competitors in the car rental market are The Hertz Corporation, Avis, Inc., Alamo Rent-A-Car, Inc., National Car Rental System, Inc. and Enterprise Rent-A-Car Company. In consumer truck rentals, Budget faces competition primarily from U-Haul International, Inc., Penske Truck Rental and Ryder TRS. Premier Car Rental LLC's principal competitors include Enterprise Rent-A-Car Company, Car Temps, Inc., Hertz Local Edition and a range of regional insurance replacement companies. There have been occasions when the major vehicle rental companies have been adversely affected by industry-wide price cutting, and the Company has on such occasions lowered its prices in response. The Company will not generally be able to unilaterally raise its prices or to maintain its prices in times of industry-wide price cutting.

     The retail car sales industry also is characterized by intense competition, consisting primarily of local new car dealerships selling new and late model used cars. In addition to local dealerships, the Company may face competition from retailers such as CarMax and AutoNation that compete on the basis of large inventory size, no-haggle pricing and after-sale service.

RESTRICTIONS IMPOSED BY INDEBTEDNESS

     The terms of the Company's indebtedness include a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, create liens, repay other indebtedness, pay dividends, make certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations, or engage in certain transactions with affiliates, and otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. In addition, the terms of certain of such indebtedness also require the Company to comply with certain financial tests. The ability of the Company to comply with such covenants may be affected by events beyond the Company's control. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in a default under such indebtedness. In the event of any such default, the lenders under such indebtedness could elect to declare all borrowings outstanding under such indebtedness, together with accrued interest and other fees, to be due and payable, to require the Company to apply all of its available cash to repay such borrowings or to prevent the Company from making scheduled debt service payments. If the Company were unable to repay any such borrowings when due, the lenders could proceed against their collateral. If the indebtedness of the Company under such collateralized indebtedness or other indebtedness were to be accelerated, there can be no assurance that the assets of the Company wold be sufficient to repay such indebtedness in full. There can be no assurance that the Company will be able to comply with the covenants included in its debt agreements in the future or that it would be able to obtain any necessary waivers of those covenants.

POTENTIAL CHANGES IN MANUFACTURERS' REPURCHASE PROGRAMS

     Approximately 87% of the vehicles purchased by the Company in model year 1997 were eligible for repurchase by specified automobile manufacturers at fixed prices on designated dates pursuant to such manufacturers' vehicle repurchase programs ("Program Vehicles"). The availability of Program Vehicles limits a car rental company's risk of a decline in residual value at the time of disposition and enables it to fix its depreciation expense in advance. Vehicle depreciation is the largest cost factor in the Company's vehicle rental operations. Management believes that manufacturers' repurchase programs enable the manufacturers to stimulate fleet sales in times of weak consumer demand for new automobiles. In response to strong U.S. consumer demand for passenger vehicles in 1993 and 1994, the major U.S. automobile manufacturers reduced the number of vehicles subject to repurchase programs and the financial incentives associated with these programs. U.S. consumer demand for passenger vehicles began to weaken during the second quarter of 1995, and this weakness continued through 1996. In response to these market conditions, there was an increase in the availability of repurchase programs with respect to 1996 model year vehicles, particularly repurchase programs for imported vehicles, and these programs have continued for 1997 model year vehicles. However, the Company could be adversely affected if automobile manufacturers reduce the availability of Program Vehicles, related incentives or increase the guaranteed depreciation.

DEPENDENCE ON PRINCIPAL SUPPLIER

     Ford has been and continues to be the Company's principal supplier of vehicles. The Company has agreed to purchase or lease Ford vehicles in such quantity that the percentage of new Ford vehicles purchased or leased by the Company in the United States, Canada, and other countries outside the European Union represents at least 70% of the total new vehicle acquisitions by the Company, with a minimum quantity of at least 80,000 vehicles in the United States in each model year. Given the volume of vehicles purchased from Ford by the Company, shifting significant portions of the fleet purchases to other manufacturers would require lead time and certain operational changes. As a result, any inability of Ford to supply the Company with the planned number and types of vehicles, any significant decline in the quality and customer satisfaction with respect to Ford vehicles or any failure of the parties to reach an agreement on the terms of any purchases, could have a material adverse effect on the Company's financial condition and results of operations.

SEASONALITY

     The third quarter, during the peak summer travel months, has historically been the strongest quarter of the year for the Company. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the Company's annual performance.

COSTS OF REGULATORY AND ENVIRONMENTAL COMPLIANCE

     The Company is subject to various foreign, federal, state and local laws and regulations that affect the conduct of its operations, including those relating to the sale of loss damage waivers, vicarious liability of vehicle owners, consumer protection, advertising, used vehicle sales, the taxing and licensing of vehicles, franchising operations and sales, and environmental compliance and remediation. There can be no assurance that compliance with these laws and regulations or the adoption of modified or additional laws and regulations will not require material expenditures by the Company or otherwise have a material adverse effect on its results of operations or financial condition.

RISKS OF INTERNATIONAL OPERATIONS

     The Company's international vehicle rental operations are subject to certain risks, including adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in staffing and managing foreign operations and potential adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's results of operations or financial condition.

DEPENDENCE ON PRINCIPAL EXECUTIVE OFFICERS

     The Company's existing operations and continued future development are dependent in part on the active participation of Messrs. Miller, Kennedy and Congdon. The loss of the services of one or more of these individuals could have a material adverse effect on the Company. The Company has no employment agreements or covenants not to compete with any of its executive officers or significant employees.

SUBSTANTIAL VOTING POWER BY PRINCIPAL EXECUTIVE OFFICERS

     The Company has two classes of Common Stock: Class A Common Stock, holders of which are entitled to one vote per share, and Class B Common Stock, holders of which are entitled to ten votes per share. Messrs. Miller, Kennedy and Congdon own all outstanding shares of Class B Common Stock, which together with the Class A Common Stock owned by such individuals, represents over 45% of the combined voting power of both classes of Common Stock. As a result, such officers are able to exert substantial influence over the election of the Company's Board of Directors, thereby increasing the probability that members elected by them will continue to direct the business, policies and management of the Company.

POTENTIAL ANTI-TAKEOVER EFFECTS OF CHARTER AND BYLAW PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK

     Certain provisions of Delaware law, the Company's Amended and Restated Certificate of Incorporation and the Company's Bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Class A Common Stock. In addition, shares of preferred stock may be issued by the Board of Directors without stockholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of the Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no current plans to issue any shares of preferred stock.

YEAR 2000

     The Company has assessed and continues to assess the impact of the year 2000 ("Y2K") on its reporting systems and operations (the "Y2K Issue"). The Y2K Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, certain date sensitive systems will recognize the year 2000 as the year 1900 or may not recognize the date at all. This inability to properly treat or recognize the year 2000 may cause computer systems and applications to process critical information incorrectly.

     During 1997, the Company has recognized approximately $2.2 million to modify existing computer systems and applications and estimates that approximately $6.7 million will be incurred in 1998 and 1999 specifically for Y2K modification. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company expects to complete all major modification efforts in mid-1999.