Form 10-Q
period 1998-03-31
BUDGET GROUP INC
filed 1998-05-15
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998
                                                          --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

27,682,461 shares of common stock were outstanding as of May 11, 1998, comprised of 25,745,861 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 13.
--------------------------------------------------------------------------------

                                      INDEX


PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
           and December 31, 1997                                                 3

         Consolidated Statements of Operations for the Three Month
           Periods Ended March 31, 1998 and 1997 (unaudited)                     4

         Consolidated Statement of Changes in Stockholders' Equity
           for the Three-Month Period Ended March 31, 1998 (unaudited)           5

         Consolidated Statements of Cash Flows for the Three-Month
           Periods Ended March 31, 1998 and 1997 (unaudited)                     6

         Notes to Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             13


PART II. Other Information

Item 1.  Legal Proceedings                                                      14

Item 2.  Changes in Securities and Use of Proceeds                              14

Item 3.  Default Upon Senior Securities                                         14

Item 4.  Submission of Matters to a Vote of Security Holders                    14

Item 5.  Other Information                                                      14

Item 6.  Exhibits and Reports on Form 8-K                                       14

Signature Page                                                                  15

                         BUDGET GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)


                                                     March 31,
ASSETS                                                 1998             December 31,
                                                    (UNAUDITED)             1997
                                                    -----------         ------------

Cash and cash equivalents                           $    59,492         $   161,455
Restricted cash                                          24,705             282,731
Trade and vehicle receivables, net                      279,484             334,018
Vehicle inventory                                        50,826              46,944
Revenue earning vehicles, net                         2,372,014           2,093,304
Property and equipment, net                             159,682             147,547
Prepaid expenses and other assets                        94,300              91,681
Intangibles, including goodwill, net                    534,266             532,228
                                                    -----------         -----------
Total assets                                        $ 3,574,769         $ 3,689,908
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable                                       $ 2,544,543         $ 2,686,199
Accounts payable, accrued and other liabilities         468,397             434,291
Deferred income taxes                                   106,515             110,479
                                                    -----------         -----------
  Total liabilities                                   3,119,455           3,230,969
                                                    -----------         -----------


STOCKHOLDERS' EQUITY

Common stock                                                276                 274
Additional paid-in-capital                              425,714             425,222
Foreign currency translation adjustment                  (3,175)             (2,477)
Retained earnings                                        32,829              36,250
Treasury stock                                             (330)               (330)
                                                    -----------         -----------
  Total stockholders' equity                            455,314             458,939
                                                    -----------         -----------
  Total liabilities and stockholders' equity        $ 3,574,769         $ 3,689,908
                                                    ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                       BUDGET GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(Dollar amounts in thousands except per share data)

                                        FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                                                1998                 1997
                                            ------------         ------------
OPERATING REVENUE:
  Vehicle rental                            $    339,955         $     62,022
  Retail vehicle sales                            97,291               53,735
  Royalty fees and other                          18,739                  581
                                            ------------         ------------
    Total operating revenue                      455,985              116,338

OPERATING EXPENSES:
  Direct vehicle and operating                    46,874               10,649
  Depreciation - vehicles                         94,096               19,352
  Depreciation - non vehicle                       4,429                  891
  Cost of vehicle sales                           86,142               45,603
  Advertising, promotion and selling              35,623                7,169
  Occupancy                                       32,246                6,214
  Personnel                                       94,790               17,348
  General and administrative                      22,572                4,563
  Merger expenses - pooling                        1,595                   --
  Amortization                                     3,439                  546
                                            ------------         ------------

    Total operating expenses                     421,806              112,335
                                            ------------         ------------

Operating income                                  34,179                4,003
                                            ------------         ------------

Other (income) expense:
Vehicle interest                                  34,421                8,435
Non vehicle interest                               8,450                  807
Interest income - restricted cash                 (2,991)                (723)
                                            ------------         ------------

Total other expense                               39,880                8,519

LOSS BEFORE INCOME TAXES                          (5,701)              (4,516)
Benefit for income taxes                          (2,280)              (1,215)
                                            ------------         ------------

NET LOSS                                    $     (3,421)        $     (3,301)
                                            ============         ============

NET LOSS PER SHARE:
                BASIC AND DILUTED           $      (0.12)        $      (0.26)
                                            ============         ============


WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:
                BASIC AND DILUTED             27,445,000           12,875,000
                                            ============         ============

See accompanying notes to unaudited consolidated financial statements.

                       BUDGET GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                                           Foreign
                                                             Additional    Currency                                    Total
                                                    Common    Paid-In     Translation    Retained       Treasury    Stockholders'
(Dollar amounts in thousands)                        Stock    Capital     Adjustment     Earnings        Stock         Equity
                                                    ----------------------------------------------------------------------------
Balance at December 31, 1997                         $274    $425,222      $(2,477)      $36,250        $(330)      $ 458,939

Net proceeds from stock options                         2         492                                                     494
Foreign currency translation                                                  (698)                                      (698)
Net Income                                                                                (3,421)                      (3,421)
                                                     ----    --------       -------      -------        -----       ---------

Balance at March 31, 1998                            $276    $425,714      $(3,175)      $32,829        $(330)      $ 455,314
                                                     ====    ========       =======      =======        =====       =========

   *  See accompanying notes to unaudited consolidated financial statements

                       BUDGET GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Dollar amounts in thousands)                FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                                                         1998              1997
                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (3,421)        $  (3,301)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Depreciation and amortization                           101,964            19,589
Deferred income tax benefit                              (2,280)           (2,034)
Changes in operating assets and liabilities
  net of effects from acquisitions:
  Trade and vehicle receivables, net                     54,534            (2,156)
  Vehicle inventory                                      (3,882)           (5,777)
  Prepaid expenses and other assets                      (2,619)             (955)
  Accounts payable, accrued and other liabilities        34,106             2,906
                                                     ----------         ---------
  Total adjustments                                     181,823            11,573
                                                     ----------         ---------

   Net cash provided by operating activities            178,402             8,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash balance                       258,026            17,001
Proceeds from sale of revenue earning vehicles          686,178            93,055
Purchases of revenue earning vehicles                (1,061,411)         (153,275)
Proceeds from the sale of property and equipment          2,309             3,460
Purchases of property and equipment                     (18,873)           (1,072)
Payment for acquisitions, net of cash acquired           (5,477)               --
                                                     ----------         ---------
  Net cash used in investing activities                (139,248)          (40,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity transactions, net                      494                 4
Net increase (decrease) in vehicle obligations          (36,757)           31,886
Net decrease in commercial paper                       (105,595)                -
Proceeds from other notes payable                         8,993                 -
Principal payments on other notes payable                (8,297)          (13,913)
                                                     ----------         ---------
Net cash provided by (used in) financing activities    (141,162)           17,977
                                                     ----------         ---------
Effect of exchange rate changes on cash                      45               (68)

Net decrease in cash and cash equivalents              (101,963)          (14,650)

Cash and cash equivalents, beginning of period          161,455            54,009
                                                     ----------         ---------
Cash and cash equivalents, end of period             $   59,492         $  39,359
                                                     ==========         =========

See accompanying notes to unaudited consolidated financial statements.

BUDGET GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Budget Group, Inc., (the "Company"), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company's Current Report on Form 8-K filed on and dated April 8, 1998. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

Certain amounts in the 1997 financial statements have been reclassified to conform with the current year presentation.

The Company is engaged in the business of the daily rental of vehicles, including cars, trucks, passenger vans and recreational vehicles (through both owned and franchised operations) and the sale of late model used vehicles and new recreational vehicles. On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997, the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name (formerly Team Rental Group, Inc.) to Budget Group, Inc. Prior to the acquisition (the "BRACC Acquisition"), the Company was the largest United States franchisee of BRACC. On January 28, 1998, the Company completed its acquisition of Cruise America, Inc. ("Cruise") in a stock-for-stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 1,623,462 shares of Class A common stock in exchange for all the outstanding common stock of Cruise. In addition, the Company issued 111,478 options to purchase Class A common stock in exchange for all of the outstanding options to purchase stock of Cruise.

The accompanying consolidated financial statements have been restated to include the accounts of Cruise as if the companies had combined at the beginning of the first period presented. Prior to the merger, Cruise's fiscal year ended on April
30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

There were no significant transactions between the Company and Cruise prior to the combination and immaterial adjustments were recorded to conform Cruise's accounting policies. The results of Cruise included in the consolidated statements of income are revenues of $3,652 and $13,890 for January 1998 and the three months ended March 31, 1997, respectively and net losses of $1,836 and $4,149 for January 1998 and the three months ended March 31, 1997, respectively.

2. ACQUISITIONS

BRACC Acquisition - On January 13, 1997, the Company entered into an agreement to purchase all of the outstanding shares of BRACC in a purchase transaction. The cash portion of the purchase price (approximately $275.0 million) was partially funded through a stock offering. The Company also issued to Ford Motor Company, 4,500 shares of Series A convertible, non-voting preferred stock, each share of which was converted into 1,000 shares of the Company's Class A common stock and sold by Ford Motor Company in a public offering in October 1997. The common shares underlying the preferred stock had a value of approximately $105.8 million for purposes of determining the purchase price (based on the three day period beginning on January 12) and $95.2 million at the time of issuance. The Company also entered into the following debt financing transactions concurrently with the BRACC Acquisition: (i) $165.0 million of guaranteed senior notes at a rate of 9.57% maturing in 2007; (ii) $45.0 million of convertible subordinated notes at a rate of 6.85% maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900.0 million; (iv) a $500.0 million asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472.5 million bearing interest at a rate of 7.35% and a subordinated note in the amount of $27.5 million bearing interest at a rate of 7.80%; and (v) a $300.0 million five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR and secured primarily by accounts receivable, cash and unencumbered vehicles.

Acquisition of Premier Car Rental - On July 31, 1997, the Company acquired, through its wholly owned subsidiary, Premier Car Rental LLC ("Premier"), the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. for approximately $87.2 million consisting of $2.0 million in cash and the refinancing of approximately $85.2 million of outstanding indebtedness. Premier operates as its own brand and serves the insurance replacement market.

Acquisition of St. Louis Franchise - In October 1997, the Company purchased the St. Louis, Missouri Budget franchisee for approximately $9.0 million, consisting of $1.0 million in cash and $8.0 million in Class A Common Stock. This franchisee had six locations and a peak fleet of approximately 1,100 vehicles with revenue of approximately $16.0 million in 1996.

If the acquisitions had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.


THREE-MONTH PERIOD ENDED MARCH 31,             1998            1997
                                               ----            ----
(In thousands except per share data)
Operating revenue                           455,985         382,965
Net loss                                     (3,421)        (12,469)
Basic and diluted loss per share              (0.12)          (0.57)

Acquisition of Ryder TRS Inc. - On March 4, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), to acquire all of the outstanding stock of Ryder TRS Inc. ("Ryder TRS"), based in Denver, Colorado, for approximately $264,000 of cash, Class A common stock and warrants, subject to adjustment and the other terms and conditions of the Merger Agreement. In addition, the Company will assume approximately $266,000 of fleet debt and $175,000 of other debt. The acquisition will be accounted for under the purchase method of accounting.

A Special Meeting of Stockholders will be held on May 28, 1997 to vote on a proposal to increase the number of authorized shares of Class A common stock and other matters. The increase is required to allow the Company to issue the maximum number of shares contemplated by the Merger Agreement.

Other 1998 Acquisitions - The Company completed several small acquisitions of Budget franchises and other related businesses through May 10, 1998. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The franchises were primarily located in Puerto Rico, Canada, Austria, Spain, New Zealand, Arkansas and California.

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 established new standards for reporting and presenting comprehensive income and its components in a full set of general purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Total comprehensive loss was $4,119 and $3,301 for the three-month periods ended March 31, 1998 and 1997, respectively.

4. EARNINGS PER SHARE

Diluted net loss per share computed under SFAS No. 128 "Earnings Per Share" is the same as basic net loss per share due to the anti-dilutive effect (i.e. the effect of reducing basic net loss per share) of the Company's convertible securities and stock options.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

Prior to the BRACC Acquisition, the Company was the largest Budget franchisee in the United States and was one of the largest independent retailers of late model automobiles in the United States. In 1994, the Company embarked on a strategy to significantly expand its Budget franchise base and to develop a branded retail car sales operation within its Budget franchise territories. This strategy both leveraged management's experience and created certain operating efficiencies between these complementary businesses.

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

In April 1997, the Company acquired Budget Rent a Car Corporation. In connection with that acquisition, the Company changed its name to Budget Group, Inc. For a further discussion of this transaction, see Notes 1 and 2 to the Company's financial statements herein.

RESULTS OF OPERATIONS

General Operating Results. The net loss for the first three months of 1998 increased $.1 million to a loss of $3.4 million compared with a loss of $3.3 million in 1997. The net loss per share for the first three months of 1998 improved to $(0.12) per diluted share from $(0.26) per diluted share in 1997. The loss before income taxes increased $1.2 million for the first three months of 1998 to $5.7 million from $4.5 million for the first three months of 1997.

Operating Revenues. Vehicle rental revenue increased $277.9 million in the first three months of 1998 to $340.0 million from $62.0 million in the first three months of 1997. This increase was due to the acquisition of BRACC which added a significant number of locations and vehicles to the Company's operations. Revenue from sales of vehicles increased $43.6 million in the first three months of 1998 to $97.3 million from $53.7 million in the first three months of 1997. This increase was due to the addition of the car sales operations of BRACC as well as new stores opened by the Company. Royalties and other revenues totaled $18.7 million in the first three months of 1998 and $.6 million in the first quarter of 1997 and largely represent royalty and other fees from the Company's franchisees in 1998 as a result of the BRACC Acquisition.

Operating Expenses. Total operating expenses increased $309.5 million in the first three months of 1998 to $421.8 million from $112.3 million in the first three months of 1997. These increases were also due to the addition of BRACC's operations to the Company's operations. The cost of vehicles sold increased $40.5 million in the first three months of 1998 to $86.1 million from $45.6 million in 1997. This increase is reflective of the car sales revenue growth with the addition of BRACC car sales locations and new locations opened by the Company. Amortization expense increased $2.9 million in the first three months of 1998 to $3.4 million from $0.5 million in the first three months of 1997. This increase was largely due to intangibles, including goodwill, related to the acquisition of BRACC.

Other (Income) Expense, net. Interest expense, net of interest income, increased $31.4 million in the first three months of 1998 to $39.9 million from $8.5 million in the first three months of 1997. This increase was due to the financing of fleet and other borrowings related to the acquisition of BRACC, net of investment income due to the increase in cash.

Provision for income taxes. The income tax benefit increased $1.1 million in the first three months of 1998 to $2.3 million from $1.2 million for the first three months of 1997. The tax provision reflects the expected full year effective rate of 40% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. The material terms of the Company's financing facilities are described below. The Company's existing indebtedness at March 31, 1998 has interest rates ranging from 5.6% to 10.5%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

At March 31, 1998, the Company had borrowed $2.2 billion under asset-backed notes and a commercial paper facility, which are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs. Proceeds from the asset-backed notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The notes are collateralized by the secured vehicles and the restricted cash accounts. Rates on asset-backed notes and the commercial paper facility at March 31, 1998 range from 5.6% to 7.8%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Collateralized available lines of credit at March 31, 1998 consist of $13.0 million for rental vehicles and $32.8 million for retail car sales inventory with maturity dates through June 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates of 8.5% at March 31, 1998. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

Fleet Financing Facilities

The Company's operations are partially funded by asset-backed notes issued prior to the BRACC Acquisition under the First, Second and Third Fleet Financing Facilities. At March 31, 1998, amounts outstanding under these Fleet Financing Facilities were comprised of $105.7 million of asset-backed notes issued by the Company's special purpose finance subsidiary, Team Fleet Financing Corporation ("TFFC"), in August 1994 (the "First Fleet Financing Facility"), $15.9 million of asset-backed notes assumed by the Company in connection with the acquisition of the Los Angeles, California Budget franchise in October 1995 (the "Second Fleet Financing Facility") and $176.0 million of asset-backed notes issued by TFFC in December 1996 (the "Third Fleet Financing Facility"). These facilities have been principally utilized to finance program vehicles. Proceeds from these facilities that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustee and are not available for other purposes. The notes issued under these facilities are collateralized by the financed vehicles and the restricted cash accounts, with the vehicles being leased to the Company's operating subsidiaries.

The First Fleet Financing Facility is comprised of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of average LIBOR, as defined, plus 0.75% (6.48% at March 31, 1998). Monthly principal payments of $16.7 million commence in June 1999 with the last payment due in November 1999. The subordinated notes included in the First Fleet Financing Facility require monthly interest payments at an annual rate of average LIBOR, as defined, plus 1.30% (7.03% at March 31, 1998) and are payable in full in December 1999.

The Second Fleet Financing Facility is comprised of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of average LIBOR, as defined, plus 0.60% (6.33% at March 31, 1998). Monthly principal payments of $4.8 million commenced in November 1997 with the last payment due in June 1998. The subordinated notes included in the Second Fleet Financing Facility require monthly interest payments at an annual rate of average LIBOR, as defined, plus 1.0% (6.73% at March 31, 1998) and are payable in full in July 1998.

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

The April 1997 Fleet Financings entered into concurrently with the BRACC Acquisition provide financing for $1.4 billion of vehicles. The April 1997 Fleet Financings consist of a $900.0 million commercial paper facility and an additional $500.0 million asset-backed note facility. As of March 31, 1998, the Commercial Paper Facility has various interest rates, which ranged between 5.55% and 6.15%. The asset-backed note facility consists of senior and subordinated notes. The senior notes require monthly interest payments at an annual rate of 7.35%. Monthly principal payments of $39.4 million commence November 2001 with a final payment due in October 2002. The subordinated notes require monthly interest payments at an annual rate of 7.80% and are payable in full in November 2002.

Historically, BRACC's operations were partially funded with cash provided by notes issued by Budget Fleet Finance Corporation (the "BFFC Facility"), which is a special purpose bankruptcy remote corporation. The Company has continued to utilize borrowings under the BFFC Facility to fund its operations. The BFFC Facility consists of $500.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (6.23% at March 31, 1998). Six monthly principal payments of $83.3 million commence in April 1999 with the last payment due in September 1999.

The Debt Placements

Concurrently with the BRACC Acquisition, the Company issued $45.0 million aggregate principal amounts of Series B Convertible Notes, and BRACC issued $165.0 million aggregate principal amount of Guaranteed Senior Notes, which are guaranteed by the Company and certain subsidiaries of the Company. The Guaranteed Senior Notes bear interest at a rate of 9.57% and mature in 2007. In addition, the note purchase agreements relating to the Series A Convertible Notes, which had been issued in December 1996, were amended to extend the maturity of the Series A Convertible Notes to April 2007 and conform other terms to the terms of the Series B Convertible Notes. At a conversion price of $20.07 per share, the Series A Convertible Notes are convertible into an aggregate of 3,986,046 shares of Class A Common Stock, bear interest at a rate of 7% and mature in 2007. At a conversion price of $27.96 per share, the Series B Convertible Notes are convertible into 1,609,436 shares of Class A Common Stock, bear interest at a rate of 6.85% and mature in 2007.

April 1997 Working Capital Facility

Also, concurrently with the BRACC Acquisition, BRACC entered into a $300.0 million, five-year secured credit facility (the "April 1997 Working Capital Facility"), which requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75%. This agreement expires in 2002, is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At March 31, 1998, the Company had $258.3 million in letters of credit outstanding under this facility.

CHANGE IN FINANCIAL CONDITION

Total assets decreased $115.1 million from $3,689.9 million at December 31, 1997 to $3,574.8 million at March 31, 1998. This decrease resulted primarily from decreases in cash and restricted cash balances to fund the increase in revenue-earning vehicles of $278.7 million and decrease in notes payable. In addition, receivables decreased by $54.5 million due to timing of program vehicle disposal activity which is higher in December than in March.

Total liabilities decreased by $111.5 million from $3,231.0 million at December 31, 1997 to $3,119.5 million at March 31, 1998. This decrease was due to a decrease in fleet related debt as the utilization of restricted cash more than offset the increased borrowings due to seasonal fleet increases.

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

SEASONALITY

Generally, in the vehicle rental industry, revenues increase in the spring and summer months due to the overall increase in business and leisure travel during this season. The Company increases the size of its fleet and work force in the Spring and Summer to accommodate increased rental activity during these periods and decreases its fleet and work force in the Fall and Winter. However, many of the Company's operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the Fall and Winter. The retail vehicle sales business is subject to seasonal effects, with lower sales during the winter months.

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

During 1997, the Company recognized approximately $2.2 million in expenses to modify existing computer Systems and applications and estimates that an aggregate of approximately $6.7 million will be incurred in 1998 and 1999 specifically for Y2K modification. Approximately $0.8 million was spent in 1998 through March 31. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing Systems. A failure in these Systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company expects to complete all major modification efforts by mid-1999.

ENVIRONMENTAL MATTERS

The Company has assessed and continues to assess the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean-up and replacement of underground gasoline storage tanks.

During 1997, the Company recognized approximately $.7 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.3 million will be incurred in 1998 and 1999. Approximately $0.4 million was spent in 1998 through March 31. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

FORWARD LOOKING STATEMENTS

This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute "forward looking statements" under the Private Securities Litigation Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included as Exhibit 99.1 and Annex A to the Company's Annual Report on Form 10-K, and that statement is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
         Not applicable.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
         Recent Sales of Unregistered Securities
                  On March 31, 1998 the Company issued 127,889 shares of Class A common stock to stockholders of Compact Rent a Car, Ltd., the Budget franchisee located primarily in Montreal, Canada ("Compact") to acquire all of the outstanding stock of Compact. The Company relied on Section 4(2) of the Securities Act of 1933 (the "1933 Act") as its exemption from the registration requirements of the 1933 Act.

                  During the three months ended March 31, 1998, pursuant to the exercise of certain outstanding stock options granted under the Company's stock option plans, the Company issued 39,559 shares of Class A common stock for an aggregate purchase price of $494,333. These issuances were made in reliance on the exemption contained in Rule 701 under the 1933 Act.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5   OTHER INFORMATION Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits.
Exhibit 27 Financial Data Schedules (for SEC use only)

        Exhibit 27.1 Period ended March 31, 1998
        Exhibit 27.2 Period ended December 31, 1997
        Exhibit 27.3 Period ended September 30, 1997
        Exhibit 27.4 Period ended June 30, 1997
        Exhibit 27.5 Period ended March 31, 1997
        Exhibit 27.6 Period ended December 31, 1996
        Exhibit 27.7 Period ended September 30, 1996
        Exhibit 27.8 Period ended June 30, 1996
        Exhibit 27.9 Period ended March 31, 1996
        Exhibit 27.10 Period ended December 31, 1995

(b)  Reports on Form 8-K

         In a Form 8-K dated January 28, 1998 and filed on January 30, 1998, the Company filed under Item 5 and Item 7, information related to the Company's acquisition of Cruise America, Inc. in a stock-for-stock merger.

         In a Form 8-K dated March 4, 1998 and filed March 17, 1998, the Company filed under Item 5 and Item 7 information related to the Company's pending acquisition of Ryder TRS, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BUDGET GROUP, INC.
                                        ------------------
                                         (Registrant)

Dated: May 14, 1998                     By:  /s/ Michael Clauer
                                             -----------------------------
                                             Michael Clauer
                                             Chief Financial Officer

Dated: May 14, 1998                     By:  /s/ Thomas L. Kram
                                             ------------------------------
                                             Thomas L. Kram
                                             Vice President, Controller
                                            (Principal Accounting Officer)