Form 10-Q
period 1998-06-30
BUDGET GROUP INC
filed 1998-08-14
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO.: 0-23962

                               BUDGET GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                          59-3227576
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

              125 BASIN STREET, SUITE 210, DAYTONA BEACH, FL 32114
                    (Address of principal executive offices)

                                 (904) 238-7035
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No

     35,956,909 shares of common stock were outstanding as of August 10, 1998, comprised of 34,020,309 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

     The Exhibit Index, filed as a part of this report, appears on page 17.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE
                                                              ----
PART I. Financial Information
Item 1. Financial Statements
     Consolidated Balance Sheets as of June 30, 1998
      (unaudited) and December 31, 1997.....................    3
     Consolidated Statements of Operations for the Three and
      Six-Month Periods Ended June 30, 1998 and 1997
      (unaudited)...........................................    4
     Consolidated Statement of Changes in Stockholders'
      Equity for the Six-Month Period Ended June 30, 1998
      (unaudited)...........................................    5
     Consolidated Statements of Cash Flows for the Six-Month
      Periods Ended June 30, 1998 and 1997 (unaudited)......    6
     Notes to Unaudited Consolidated Financial Statements...    7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   15
PART II. Other Information
Item 1. Legal Proceedings...................................   15
Item 2. Changes in Securities and Use of Proceeds...........   15
Item 3. Default Upon Senior Securities......................   16
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   16
Item 5. Other Information...................................   17
Item 6. Exhibits and Reports on Form 8-K....................   17
Signature Page..............................................   19

                        PART I. -- FINANCIAL STATEMENTS

>ITEM 1.  CONSOLIDATED BALANCE SHEET

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................  $  123,922     $  161,455
Restricted cash.............................................     458,848        282,731
Trade and vehicle receivables, net..........................     308,196        334,018
Vehicle inventory...........................................      75,419         46,944
Revenue earning vehicles, net...............................   3,247,042      2,093,304
Property and equipment, net.................................     203,294        147,547
Prepaid expenses and other assets...........................     152,212         91,681
Intangibles, including goodwill, net........................     812,336        532,228
                                                              ----------     ----------
          Total assets......................................  $5,381,269     $3,689,908
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................  $3,773,429     $2,686,199
Accounts payable, accrued and other liabilities.............     581,597        434,291
Deferred income taxes.......................................      84,556        110,479
                                                              ----------     ----------
          Total liabilities.................................   4,439,582      3,230,969
                                                              ----------     ----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
  SUBSIDIARY................................................     291,010             --
STOCKHOLDERS' EQUITY
Common stock................................................         359            274
Additional paid-in-capital..................................     663,839        425,222
Foreign currency translation adjustment.....................      (5,475)        (2,477)
Retained earnings (deficit).................................      (7,716)        36,250
Treasury stock..............................................        (330)          (330)
                                                              ----------     ----------
          Total stockholders' equity........................     650,677        458,939
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $5,381,269     $3,689,908
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              FOR THE THREE-MONTH     FOR THE SIX-MONTH
                                                                 PERIODS ENDED          PERIODS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                              -------------------   ---------------------
                                                                1998       1997        1998        1997
                                                              --------   --------   ----------   --------
OPERATING REVENUE:
    Vehicle rental..........................................  $450,141   $251,678   $  790,096   $313,700
    Retail vehicle sales....................................   140,746     67,292      238,037    121,027
    Royalty fees and other..................................    23,465     13,174       42,204     13,755
                                                              --------   --------   ----------   --------
         Total operating revenue............................   614,352    332,144    1,070,337    448,482
OPERATING EXPENSES:
    Direct vehicle and operating............................    75,626     32,489      122,500     43,138
    Depreciation -- vehicle.................................   114,746     71,331      208,842     90,683
    Depreciation -- non-vehicle.............................     5,444      4,914        9,873      5,805
    Cost of retail vehicle sales............................   125,053     57,667      211,195    103,270
    Advertising, promotion and selling......................    62,512     29,176       98,135     36,345
    Occupancy...............................................    33,569     24,699       65,815     30,913
    Personnel...............................................   107,133     59,900      201,923     77,248
    General and administrative..............................    24,375     15,702       46,947     20,265
    Merger expenses -- pooling..............................        --         --        1,595         --
    Intangible amortization.................................     5,044      2,429        8,483      2,975
                                                              --------   --------   ----------   --------
         Total operating expenses...........................   553,502    298,307      975,308    410,642
                                                              --------   --------   ----------   --------
Operating income............................................    60,850     33,837       95,029     37,840
                                                              --------   --------   ----------   --------
Other (income) expense:
Vehicle interest............................................    38,837     22,867       73,258     31,302
Other interest, net.........................................     6,543      4,571       14,993      5,378
Interest income -- restricted cash..........................    (1,219)    (1,089)      (4,210)    (1,812)
Debt extinguishment costs...................................     9,454         --        9,454         --
                                                              --------   --------   ----------   --------
Total other (income) expense................................    53,615     26,349       93,495     34,868
INCOME BEFORE INCOME TAXES..................................     7,235      7,488        1,534      2,972
Provision for income taxes..................................     1,833      2,925         (447)     1,710
Distributions on Trust preferred securities.................       651         --          651         --
                                                              --------   --------   ----------   --------
INCOME BEFORE EXTRAORDINARY ITEM............................     4,751      4,563        1,330      1,262
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Net of
  income taxes of $26,602)..................................   (45,296)        --      (45,296)        --
                                                              --------   --------   ----------   --------
NET INCOME (LOSS)...........................................  $(40,545)  $  4,563   $  (43,966)  $  1,262
                                                              ========   ========   ==========   ========
NET INCOME (LOSS) PER SHARE:
    BASIC: Income before extraordinary item.................  $   0.16   $   0.24   $     0.05   $   0.08
                                                              ========   ========   ==========   ========
         Extraordinary item.................................  $  (1.54)  $     --   $    (1.61)  $     --
                                                              ========   ========   ==========   ========
         Net income (loss)..................................  $  (1.37)  $   0.24   $    (1.56)  $   0.08
                                                              ========   ========   ==========   ========
    DILUTED: Income before extraordinary item...............  $   0.16   $   0.20   $     0.05   $   0.07
                                                              ========   ========   ==========   ========
         Extraordinary item.................................  $  (1.50)  $     --   $    (1.57)  $     --
                                                              ========   ========   ==========   ========
         Net income (loss)..................................  $  (1.34)  $   0.20   $    (1.52)  $   0.07
                                                              ========   ========   ==========   ========
Weighted average number of shares outstanding:
         Basic..............................................    29,499     18,765       28,134     15,836
         Diluted............................................    30,243     22,596       28,963     17,931

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1998
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOREIGN
                                               ADDITIONAL    CURRENCY                               TOTAL
                                      COMMON    PAID-IN     TRANSLATION   RETAINED   TREASURY   STOCKHOLDERS'
                                      STOCK     CAPITAL     ADJUSTMENT    EARNINGS    STOCK        EQUITY
                                      ------   ----------   -----------   --------   --------   -------------
Balance at December 31, 1997........   $274     $425,222      $(2,477)    $36,250     $(330)      $458,939
Net proceeds from stock options.....      3        1,648                                             1,651
Foreign currency translation........                           (2,998)                              (2,998)
Conversion of subordinated notes....     43       88,811                                            88,854
Shares issued in acquisition of
  businesses........................     39      148,158                                           148,197
Net loss............................                                      (43,966)                 (43,966)
                                       ----     --------      -------     -------     -----       --------
Balance at June 30, 1998............   $359     $663,839      $(5,475)    $(7,716)    $(330)      $650,677
                                       ====     ========      =======     =======     =====       ========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOR THE SIX-MONTH PERIODS
                                                                   ENDED JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   (43,966)  $     1,262
                                                              -----------   -----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Extraordinary item..........................................       71,898            --
Depreciation and amortization...............................      227,198        99,423
Deferred income taxes.......................................      (25,923)        2,198
Non-cash debt extinguishment costs..........................        8,854            --
Changes in operating assets and liabilities, net of effects
  from acquisitions:
  Trade and vehicle receivables, net........................       52,739        (9,991)
  Vehicle inventory.........................................       (7,916)       (1,746)
  Prepaid expenses and other assets.........................      (45,260)      (14,069)
  Accounts payable, accrued and other liabilities...........       20,423        27,134
                                                              -----------   -----------
          Total adjustments.................................      302,013       102,949
                                                              -----------   -----------
          Net cash provided by operating activities.........      258,047       104,211
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash balance...........................     (167,467)       84,690
Proceeds from sale of revenue earning vehicles..............    1,241,763       505,913
Purchases of revenue earning vehicles.......................   (2,076,968)   (1,042,658)
Proceeds from the sale of property and equipment............       12,115         6,255
Purchases of property and equipment.........................      (65,081)       (7,732)
Payment for acquisitions, net of cash acquired..............     (149,411)     (142,014)
                                                              -----------   -----------
          Net cash used in investing activities.............   (1,205,049)     (595,546)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity transactions, net......................        1,651       175,462
Net increase in vehicle obligations.........................      790,572       257,455
Net increase in commercial paper............................       14,313       289,912
Proceeds from other notes payable...........................       16,821        83,839
Principal payments on other notes payable...................      (14,303)     (179,486)
Proceeds from issuance of mandatorily redeemable securities
  of subsidiary, net........................................      291,000            --
Early redemption of notes payable...........................     (190,667)           --
                                                              -----------   -----------
          Net cash provided by financing activities.........      909,387       627,182
                                                              -----------   -----------
Effect of exchange rate changes on cash.....................           82           (53)
Net increase (decrease) in cash and cash equivalents........      (37,533)      135,794
Cash and cash equivalents, beginning of period..............      161,455        54,009
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $   123,922   $   189,803
                                                              ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company's Current Report on Form 8-K filed on and dated July 2, 1998. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the current year presentation.

     The Company is engaged in the business of the daily rental of vehicles, including cars, trucks, passenger vans and recreational vehicles (through both owned and franchised operations) and the sale of new and late model used vehicles including recreational vehicles. On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997, the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name (formerly Team Rental Group, Inc.) to Budget Group, Inc. Prior to the acquisition (the "BRACC Acquisition"), the Company was the largest United States franchisee of BRACC. On January 28, 1998, the Company completed its acquisition of Cruise America, Inc. ("Cruise") in a stock-for-stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 1,623,462 shares of Class A common stock in exchange for all the outstanding common stock of Cruise. In addition, the Company issued 111,478 options to purchase Class A common stock in exchange for all of the outstanding options to purchase stock of Cruise.

     The accompanying consolidated financial statements have been restated to include the accounts of Cruise as if the companies had combined at the beginning of the first period presented. Prior to the merger, Cruise's fiscal year ended on April 30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

     There were no significant transactions between the Company and Cruise prior to the combination and immaterial adjustments were recorded to conform Cruise's accounting policies. The results of Cruise included in the consolidated statements of income are revenues of $3,652 and $39,713 for January 1998 and the six months ended June 30, 1997, respectively and net losses of $1,836 and $2,239 for January 1998 and the six months ended June 30, 1997, respectively.

2. ACQUISITIONS

     BRACC Acquisition -- On January 13, 1997, the Company entered into an agreement to purchase all of the outstanding shares of BRACC in a purchase transaction. The cash portion of the purchase price (approximately $275.0 million) was partially funded through a stock offering. The Company also issued to Ford Motor Company, 4,500 shares of Series A convertible, non-voting preferred stock, each share of which was converted into 1,000 shares of the Company's Class A common stock and sold by Ford Motor Company in a public offering in October 1997. The common shares underlying the preferred stock had a value of approximately $105.8 million for purposes of determining the purchase price (based on the three day period beginning on January 12) and $95.2 million at the time of issuance. The Company also entered into the

                      BUDGET GROUP, INC. AND SUBSIDIARIES
following debt financing transactions concurrently with the BRACC Acquisition:
(i) $165.0 million of guaranteed senior notes at a rate of 9.57% maturing in 2007; (ii) $45.0 million of convertible subordinated notes at a rate of 6.85% maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900.0 million; (iv) a $500.0 million asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472.5 million bearing interest at a rate of 7.35% and a subordinated note in the amount of $27.5 million bearing interest at a rate of 7.80%; and (v) a $300.0 million five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR and secured primarily by accounts receivable, cash and unencumbered vehicles.

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

     Acquisition of St. Louis Franchise -- In October 1997, the Company purchased the St. Louis, Missouri Budget franchisee for approximately $9.0 million, consisting of $1.0 million in cash and $8.0 million in Class A Common Stock. This franchisee had six locations and a peak fleet of approximately 1,100 vehicles with revenue of approximately $16.0 million in 1996.

     Acquisition of Ryder TRS, Inc. -- On June 19, 1998, pursuant to the Agreement and Plan of Merger, as amended, entered into on March 4, 1998, the Company acquired all of the outstanding stock of Ryder TRS, Inc. ("Ryder TRS"), based in Denver, Colorado. As consideration for the Ryder TRS acquisition, the Company issued 3,455,206 shares of Class A common stock, paid $125,000 in cash and issued warrants to purchase Class A common stock, the value of which is capped at $19,000. In addition, the Company agreed to pay Ryder TRS stockholders a make-whole payment, the amount of which will depend on the performance of the Class A common stock following the acquisition. The Company also assumed approximately $522,000 of Ryder TRS's debt. The results of Ryder TRS are included in the Company's results of operations from June 1, 1998 at which time the Company effectively took control of Ryder TRS.

     Acquisition of Car Dealerships -- Effective in June 1998, the Company purchased three new car dealerships, two located in Florida and one in Indiana. The dealerships were acquired for cash or a combination of cash and stock aggregating $16.0 million in cash and the issuance of 445,854 shares of Class A common stock.

     If the acquisitions had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

                                                                    SIX-MONTH
                                                                  PERIOD ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Operating revenue...........................................  1,337,276   1,147,320
Loss before extraordinary item..............................    (13,456)    (21,866)
Basic and diluted loss per share............................      (0.43)      (0.85)

     Other 1998 Acquisitions -- The Company completed several small acquisitions of Budget franchises and other related businesses through August 10, 1998. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or

                      BUDGET GROUP, INC. AND SUBSIDIARIES
full year results of operations. The franchises were primarily located in Puerto Rico, Canada, Austria, Spain, New Zealand, Arkansas, Ohio and California.

3. CHANGES IN CAPITAL STRUCTURE AND EARLY EXTINGUISHMENT OF DEBT

     At a Special Meeting of Stockholders held on May 28, 1998, the stockholders agreed to increase the authorized number of shares of Class A common stock to 70,000,000, agreed to increase the number of shares available for grant under the 1994 Incentive Stock Option Plan to 4,500,000 and agreed to increase the number of shares available under the 1994 Director's Stock Option Plan to 300,000.

     Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300,000 secured revolving credit facility to increase such facility to $550,000, (ii) the conversion of $80,000 of convertible subordinated notes into 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of interest payments which the holders of the convertible subordinated notes will forego as a result of early conversion, (iii) the redemption of $165,000 of guaranteed senior notes,
(iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of remarketable term income deferrable equity securities ("High Tides") which raised approximately $290,250, net of related fees, (v) the private placement of $1,100,000 of medium term notes (the "TFFC-98 notes"), (vi) tendered for the redemption of $175,000 of Ryder TRS's outstanding 10% senior subordinated notes and (vii) repaid approximately $340,000 of Ryder TRS's outstanding commercial paper.

     The early extinguishment of the guaranteed senior notes and the Ryder TRS 10% senior subordinated notes resulted in $53,634 of prepayment premiums and the write-off of deferred financing fees of $18,264. This has been reflected as an extraordinary item, net of tax benefits, in the accompanying income statement. The 319,768 shares issued to induce conversion of the convertible subordinated notes were recorded at their fair value of $8,854 and reflected in debt extinguishment costs in the accompanying income statement.

     Proceeds from the High Tides were used by the Company's subsidiary to invest in subordinated debentures of the Company which represents substantially all of the subsidiary's assets. The Company ultimately used the proceeds to fund the redemption of the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes. The Company has issued a subordinated guarantee of the subsidiary's obligations under the High Tides. The High Tides are reflected in the balance sheet as "Company Obligated Mandatorily Redeemable Securities of Subsidiary" while dividends are reflected in the income statement as a minority interest captioned as "Distributions on Trust preferred securities". The High Tides accrue distributions at a rate of 6.25% per annum, have a liquidation value of $50 per share, are convertible into the Company's Class A common stock at the rate of 1.5179 shares of Class A common stock for each High Tide and are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters which will also cause a deferral of distributions under the High Tides. During a deferral period, the distributions will accumulate and the Company has agreed, among other things, not to declare any dividends on its capital stock (subject to certain exceptions).

     The TFFC-98 notes bear interest, payable monthly, at rates ranging from 6.07% to 6.84% and mature at various dates and amounts ranging from January 2001 through October 2006. The TFFC-98 notes consist of $935 million in senior notes and $165 million in subordinated notes.

4. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 established new standards for reporting and presenting comprehensive income and its components in a full set of general

                      BUDGET GROUP, INC. AND SUBSIDIARIES
purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company's only adjustment to arrive at comprehensive income is the foreign currency translation adjustment. Total comprehensive income (loss) was ($42,845) and $4,536 for the second quarter of 1998 and 1997, respectively and ($46,964) and $1,167 for the six-month periods ended June 30, 1998 and 1997, respectively.

5. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

     Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the income before extraordinary item and number of shares utilized in the EPS calculations.

                                                                THREE-MONTH         SIX-MONTH
                                                               PERIODS ENDED      PERIODS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                              ---------------    ---------------
                                                               1998     1997      1998     1997
                                                              ------   ------    ------   ------
                                                                        (IN THOUSANDS)
Income before extraordinary item for basic and diluted
  EPS.......................................................  $4,751   $4,563    $1,330   $1,262
                                                              ======   ======    ======   ======
Weighted average number of common shares used in basic
  EPS.......................................................  29,499   18,765    28,134   15,836
Effect of dilutive securities:
  Stock options.............................................     744      765       829      554
  Convertible preferred stock...............................      --    3,066        --    1,541
                                                              ------   ------    ------   ------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS................  30,243   22,596    28,963   17,931
                                                              ======   ======    ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

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

     In connection with the BRACC Acquisition, the Company changed its name to Budget Group, Inc. In June 1998 the Company acquired Ryder TRS. The accompanying consolidated financial statements have been restated to reflect the pooling of interests with Cruise America, Inc. as if the companies had combined at the beginning of the first period presented. For a further discussion of these transactions, see Notes 1,2 and 3 to the Company's unaudited consolidated financial statements herein.

RESULTS OF OPERATIONS

     General Operating Results. Income before extraordinary item for the second quarter of 1998 increased $0.2 million to income of $4.8 million compared with income of $4.6 million in 1997. The income before extraordinary item per share for the second quarter of 1998 declined to $0.16 per diluted share from $0.20 per diluted share in 1997 due to an increase in the average number of shares outstanding. Income before income taxes decreased $0.3 million for the second quarter of 1998 to $7.2 million from $7.5 million for the second quarter of 1997. Income before extraordinary item for the first six months of 1998 increased $0.1 million to income of $1.3 million compared with similar income in 1997. The income before extraordinary item per share for the first six months of 1998 declined to $0.05 per diluted share from $0.07 per diluted share in 1997 again due to the increase in the average number of shares outstanding. Income before income taxes decreased $1.4 million for the first six months of 1998 to $1.5 million from $3.0 million for 1997. Income before taxes reflects debt extinguishment costs of $9.5 million in the second quarter and first six months of 1998 largely for Class A common stock issued to induce conversion of $80.0 million of convertible subordinated notes. The Company also recognized an extraordinary loss of $45.3 million, net of income tax benefits, in the second quarter and first six months of 1998 related to the early extinguishment of guaranteed senior notes and Ryder TRS's 10% senior subordinated notes. See Note 3 to the Company's unaudited consolidated financial statements.

     Operating Revenues. Vehicle rental revenue increased $198.5 million in the second quarter of 1998 to $450.1 million from $251.7 million in the second quarter of 1997. Such revenues for the first six months of 1998 increased $476.4 million to $790.1 million. These increases were due to the BRACC acquisition in the second quarter of 1997 and the acquisition of Ryder TRS in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations. Revenue from sales of vehicles increased $73.5 million in the second quarter of 1998 to $140.7 million from $67.3 million in the second quarter of 1997. Such revenues for the first six months of 1998 increased $117.0 million to $238.0 million. These increases were due to the addition of the car sales operations of BRACC, new stores opened by the Company, and the acquisition of three new car dealerships in June 1998. Royalty fees and other revenues increased $10.3 million in the second quarter of 1998 to $23.5 million from $13.2 million in the second quarter of 1997. Such revenues for the first six months of 1998 increased $28.4 million to $42.2 million. These revenues largely represent royalty and other fees from the Company's franchisees as a result of the BRACC Acquisition and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $255.2 million in the second quarter of 1998 to $553.5 million from $298.3 million in the second quarter of 1997. Such expenses for the first six months of 1998 increased $564.7 million to $975.3 million. These increases were also due to the addition of BRACC's and Ryder TRS's operations to the Company's operations. The cost of retail vehicle sales increased $67.4 million in the second quarter of 1998 to $125.1 million from $57.7 million in the second quarter of 1997. Such expenses for the first six months of 1998 increased $107.9 million to $211.2 million. These increases are reflective of the car sales revenue growth with the addition of BRACC car sales locations, the new car dealership acquisitions and new locations opened by the Company. Amortization expense increased $2.6 million in the second quarter of 1998 to $5.0 million from $2.4 million in the second quarter of 1997. Such expenses for the first six months of 1998 increased $5.5 million to $8.5 million. These increases were largely due to intangibles, including goodwill, related to the acquisitions of BRACC and Ryder TRS.

     Other (Income) Expense, net. Other expense, net of interest income, increased $27.3 million in the second quarter of 1998 to $53.6 million from $26.3 million in the second quarter of 1997. Such expenses for the first six months of 1998 increased $58.6 million to $93.5 million. These increase were due to the financing of fleet and other borrowings related to the acquisitions of BRACC and Ryder TRS, net of investment income due to the increase in cash, and the debt extinguishment costs previously mentioned.

     Provision for income taxes. The overall year to date tax provision (including the extraordinary items) reflects the expected full year effective rate of 38% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. The material terms of the Company's financing facilities are described below. The Company's existing indebtedness at June 30, 1998 has interest rates ranging from 5.57% to 11.20%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

  Recent Debt Placements and Retirements

     Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300,000 secured revolving credit facility to increase such facility to $550.0 million, (ii) the conversion of $80.0 million of convertible subordinated notes, (iii) the redemption of $165.0 million of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of High Tides which raised approximately $290.3 million, net of related fees, (v) the private placement of $1.1 billion of TFFC-98 notes, (vi) tendered for the redemption of $175.0 million of Ryder TRS's outstanding 10% senior subordinated notes and (vii) repaid approximately $340.0 million of Ryder TRS's outstanding commercial paper. The redemptions (early extinguishments) resulted in charges totaling $45.3 million, after income tax benefits, and the conversion premium to holders of the convertible subordinated notes resulted in charges of $9.5 million. See Note 3 to the Company's unaudited consolidated financial statements.

  Fleet Financing Facilities

     At June 30, 1998, the Company had borrowed $2.4 billion under asset-backed medium term notes ("MTN notes") and $.9 billion under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN notes are comprised of notes issued in August 1994 ("TFFC-94 notes"), notes assumed in the acquisition of a franchisee in October 1995 ("OPCO notes"), notes issued in December 1996 (TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes assumed in the BRACC Acquisition ("BFFC-94A notes"), and notes issued in conjunction with the acquisition of Ryder TRS (TFFC-98 notes"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable used cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles and the restricted cash accounts. Interest rates on the Fleet notes at June 30, 1998 range from 5.57% to 7.80%.

     The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Borrowings under collateralized available lines of credit at June 30, 1998 consist of $186.3 million for rental vehicles and $64.5 million for retail car sales inventory with maturity dates through October 1998. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 7.70% to 11.20% at June 30, 1998. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

  Medium Term Notes

     The $1.1 billion TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS and bear interest at fixed rates ranging from 6.07% to 6.84%. The TFFC-98 notes mature in from three to seven years. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles. Unused proceeds are reflected in restricted cash on the balance sheet at June 30, 1998.

     The $500.0 million TFFC-97 notes and CP facility were entered into concurrently with the BRACC Acquisition. As of June 30, 1998, the CP has various interest rates, which ranged between 5.57% and 5.75%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80%.

     The TFFC-94 notes, OPCO notes and TFFC-96 notes totaled $283.2 million with interest rates ranging from 6.29% to 7.10%.

     The Company has continued to utilize borrowings under the BFFC-94A notes to fund its fleet. The BFFC-94A notes consist of $500.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (6.19% at June 30, 1998).

  High Tides

     The Company issued $300.0 million of High Tides and received approximately $290.3 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes which occurred in July 1998. The High Tides are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters which will also cause a deferral of distributions under the High Tides.

  Working Capital Facility

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75% (or 7.44% at June 30, 1998) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At June 30, 1998, the Company had $367.8 million in letters of credit outstanding under this facility.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $1,691.4 million from $3,689.9 million at December 31, 1997 to $5,381.3 million at June 30, 1998. This increase, largely revenue earning vehicles of $1,153.7 million, resulted primarily from the acquisition of Ryder TRS and seasonal increases in revenue earning vehicles. Restricted cash increased $176.1 million largely as a result of issuing the previously mentioned medium term notes. Trade and vehicle receivables decreased by $25.8 million due to timing of program vehicle disposal activity which is higher in

December than in June partially offset by acquisitions. Intangibles increased due to the acquisitions. See Note 2 to the unaudited consolidated financial statements.

     Total liabilities increased by $1,208.6 million from $3,231.0 million at December 31, 1997 to $4,439.6 million at June 30, 1998. This increase, largely notes payable of $1,087.2 million, resulted primarily from the acquisition of Ryder TRS and the issuance of the medium term notes. The Company obligated mandatorily redeemable securities of subsidiary represent the High Tides issued in June 1998. See Note 3 to the unaudited consolidated financial statements.

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

SEASONALITY

     Generally, in the vehicle rental industry, revenue increases in the spring and summer months due to the overall increase in business and leisure travel during this season. The Company increases the size of its fleet and work force in the Spring and Summer to accommodate increased rental activity during these periods and decreases its fleet and work force in the Fall and Winter. However, many of the Company's operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the Fall and Winter. The retail vehicle sales business is subject to seasonal effects, with lower sales during the Winter months.

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

     During 1997, the Company recognized approximately $2.2 million in expenses to modify existing computer systems and applications and estimates that an aggregate of approximately $6.7 million will be incurred in 1998 and 1999 specifically for Y2K modification. Approximately $1.6 million was spent in 1998 through June 30. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company expects to complete all major modification efforts by mid-1999.

ENVIRONMENTAL MATTERS

     The Company has assessed and continues to assess the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean-up and replacement of underground gasoline storage tanks.

     During 1997, the Company recognized approximately $0.7 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.3 million will be incurred in 1998 and 1999. Approximately $0.7 million was spent in 1998 through June 30. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities:

     On April 1, 1998, in connection with the acquisition of Compact Rent-A-Car Limited ("Compact"), the Company issued 127,889 shares of Class A Common Stock to the shareholders of Compact.

     On May 1, 1998, in connection with the acquisition of Transportation and Storage Associates ("TSA"), the Company issued a convertible promissory note in the original principal amount of $4,378,933.02 convertible into shares of Class A Common Stock to a shareholder of TSA.

     On May 8, 1998, in connection with the acquisition BVM, Inc., the Company issued 15,218 shares of Class A Common Stock to one of the two shareholders of BVM, Inc.

     On June 1, 1998, in connection with the acquisition of Warren Wooten Ford, Inc. ("Wooten"), the Company issued 267,579 shares of Class A Common Stock to certain shareholders of Wooten.

     On June 2, in connection with the acquisition of Carson
Chrysler-Plymouth-Dodge Jeep-Eagle, Inc. ("Carson"), the Company issued 178,275 shares of Class A Common Stock to Carson's three shareholders.

     On June 19, 1998, (i) Budget Group Capital Trust issued 6,000,000 of its
6 1/4% Convertible Preferred Securities ("HIGH TIDES") to an aggregate of seven investment banking firms for $300,000,000; (ii) Budget Group Capital Trust issued to the Company 185,568 of its 6 1/4% Convertible Common Securities for $9,278,400; (iii) the Company issued to Budget Group Capital Trust $309,278,400 aggregate principal amount of 6 1/4% HIGH TIDES Debentures Due 2028; and (iv) the Company issued to the holders of its 7.0% Series A Convertible Notes Due 2007 (the "Series A Notes") an aggregate of 4,305,814 shares of Class A Common Stock upon the conversion of such Series A Notes into Class A Common Stock.

     All of the foregoing issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the "Act") provided under Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Stockholders was held on April 23, 1998 in Daytona Beach, Florida for the following purposes:

          1. To elect nine directors of the Company to serve as the Company's Board of Directors.

          2. To amend the Company's Certificate of Incorporation and Bylaws to provide for the classification of the Company's directors into three classes serving staggered terms.

          3. To approve amendments to the Company's 1994 Incentive Stock Option Plan to increase the total number of shares of Common Stock available for grant under such plan to 2,250,000 shares and to provide for certain other amendments.

          4. To ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

DIRECTOR NOMINEE                                              VOTES FOR    VOTES WITHELD
----------------                                              ---------    -------------
Sanford Miller..............................................  40,351,354       81,889
John P. Kennedy.............................................  40,351,284       81,959
Jeffrey D. Congdon..........................................  40,351,284       81,959
Ronald D. Agronin...........................................  40,355,489       77,754
James F. Calvano............................................  40,355,454       77,789
Martin P. Gregor............................................  40,351,646       81,597
F. Perkins Hixon, Jr........................................  40,351,146       82,097
Jeffrey R. Mirkin...........................................  40,332,230      101,011
Dr. Stephen L. Weber........................................  40,355,211       78,032

     The vote to amend the Company's Amended and Restated Certificate of Incorporation and Bylaws to provide for the classification of the Company's directors into three classes serving staggered terms was as follows:

Votes For...................................................  30,379,471
Votes Against...............................................   8,099,144
Votes Abstained.............................................       2,904

     The vote to approve amendments to the Company's 1994 Incentive Stock Option Plan to increase the total number of shares of Common Stock available for grant under such plan to 2,250,000 shares and to provide for certain other amendments was as follows:

Votes For...................................................  39,665,772
Votes Against...............................................     765,071
Votes Abstained.............................................       2,400

     The vote to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was as follows:

Votes For...................................................  40,428,082
Votes Against...............................................       1,104
Votes Abstained.............................................       4,057

     A special meeting of stockholders was held on May 28, 1998 in Daytona Beach, Florida for the following purposes:

          1. To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Class A Common Stock which the Company may issue from 35,000,000 to 70,000,000.

          2. To approve amendments to the Company's 1994 Incentive Stock Option Plan to increase the maximum number of shares of Class A Common Stock and Class B Common Stock available for grant under such plan to 4,500,000 shares.

          3. To approve an amendment to the Company's 1994 Directors' Stock Option Plan to increase the maximum number of shares of Class A Common Stock available for grant under such plan to 300,000 shares.

     The vote to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Class A Common Stock which the Company may issue from 35,000,000 to 70,000,000 was as follows:

Votes For...................................................  38,522,670
Votes Against...............................................      90,026
Votes Abstained.............................................       4,663

     The vote to approve amendments to the Company's 1994 Incentive Stock Option Plan to increase the maximum number of shares of Class A Common Stock and Class B Common Stock available for grant under such plan to 4,500,000 shares was as follows:

Votes For...................................................  36,864,343
Votes Against...............................................   1,683,228
Votes Abstained.............................................      69,788

     The vote to approve an amendment to the Company's 1994 Directors' Stock Option Plan to increase the maximum number of shares of Class A Common Stock available for grant under such plan to 300,000 shares was as follows:

Votes For...................................................  37,189,777
Votes Against...............................................   1,325,077
Votes Abstained.............................................      63,503

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     Exhibit 3.1 Amended and Restated Certificate of Incorporation

     Exhibit 3.2 Amended and Restated Bylaws

     Exhibit 27  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     In a Form 8-K dated April 6, 1998 and filed on April 8, 1998, the Company filed under Item 5 and Item 7, supplemental consolidated financial statements reflecting the pooled operations of the Company including Cruise America, Inc.

     In a Form 8-K dated May 28, 1998 and filed May 29, 1998, the Company filed under Item 5 and Item 7, consolidated financial statements reflecting the pooled operations of the Company including Cruise America, Inc.

     In a Form 8-K dated June 19, 1998, and filed June 30, 1998, as amended the Company filed under Item 2 and Item 7, information pursuant to an Agreement and Plan of Merger, as amended, whereby the Company acquired Ryder TRS, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BUDGET GROUP, INC.
                                          --------------------------------------
                                                       (Registrant)

Dated: August 14, 1998
                                          By:      /s/ MICHAEL CLAUER
                                            ------------------------------------
                                                       Michael Clauer
                                                   Senior Vice President
                                                  Chief Financial Officer
Dated: August 14, 1998

                                          By:      /s/ THOMAS L. KRAM
                                            ------------------------------------
                                                       Thomas L. Kram
                                                 Vice President, Controller
                                               (Principal Accounting Officer)