Form 10-Q
period 1998-09-30
BUDGET GROUP INC
filed 1998-11-16
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998
                                                          ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

35,963,045 shares of common stock were outstanding as of November 9, 1998, comprised of 34,026,445 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 17.

-------------------------------------------------------------------------------

                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (unaudited)
           and December 31, 1997                                                 3

         Consolidated Statements of Operations for the Three and Nine-Month
           Periods Ended September 30, 1998 and 1997 (unaudited)                 4

         Consolidated Statement of Changes in Stockholders' Equity
           for the Nine-Month Period Ended September 30, 1998 (unaudited)        5

         Consolidated Statements of Cash Flows for the Nine-Month
           Periods Ended September 30, 1998 and 1997 (unaudited)                 6

         Notes to Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             16


PART II. Other Information


Item 1.  Legal Proceedings                                                      17

Item 2.  Changes in Securities and Use of Proceeds                              17

Item 3.  Default Upon Senior Securities                                         17

Item 4.  Submission of Matters to a Vote of Security Holders                    17

Item 5.  Other Information                                                      17

Item 6.  Exhibits and Reports on Form 8-K                                       17

Signature Page                                                                  18

                          BUDGET GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


(Dollar amounts in thousands)

                                                    September 30,
ASSETS                                                  1998             December 31,
                                                     (UNAUDITED)            1997
                                                     -----------         ------------

Cash and cash equivalents                           $   118,512         $   161,455
Restricted cash                                         368,610             282,731
Trade and vehicle receivables, net                      344,818             334,018
Vehicle inventory                                        82,544              46,944
Revenue earning vehicles, net                         3,046,074           2,093,304
Property and equipment, net                             212,650             147,547
Prepaid expenses and other assets                       163,303              91,681
Intangibles, including goodwill, net                    842,633             532,228
                                                    -----------         -----------
Total assets                                        $ 5,179,144         $ 3,689,908
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable                                       $ 3,515,337         $ 2,686,199
Accounts payable, accrued and other liabilities         533,764             434,291
Deferred income taxes                                   120,025             110,479
                                                    -----------         -----------
  Total liabilities                                   4,169,126           3,230,969
                                                    -----------         -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES
  OF SUBSIDIARY                                         291,085                  --

STOCKHOLDERS' EQUITY

Common stock                                                360                 274
Additional paid-in-capital                              670,014             425,222
Foreign currency translation adjustment                  (4,671)             (2,477)
Retained earnings                                        53,560              36,250
Treasury stock                                             (330)               (330)
                                                    -----------         -----------
  Total stockholders' equity                            718,933             458,939
                                                    -----------         -----------
  Total liabilities and stockholders' equity        $ 5,179,144         $ 3,689,908
                                                    ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                       BUDGET GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except per share data)


                                               Three months ended September 30,  Nine months ended September 30,
                                                       1998          1997             1998           1997
                                                     --------      --------      -----------       --------
OPERATING REVENUE:
  Vehicle rental                                     $644,666      $423,365      $ 1,434,762       $737,065
  Retail vehicle sales                                183,320        80,871          421,357        201,898
  Royalty fees and other                               28,583        20,616           70,787         34,371
                                                     --------      --------      -----------       --------
    Total operating revenue                           856,569       524,852        1,926,906        973,334

OPERATING EXPENSES:
  Direct vehicle and operating                        245,227       166,525          573,320        307,100
  Depreciation - vehicle                              144,151       107,728          356,341        198,411
  Cost of retail vehicle sales                        165,993        70,398          377,188        173,668
  Selling, general and administrative                 127,970        74,779          329,465        142,113
  Amortization and non-vehicle depreciation            16,189         8,924           36,929         17,704
  Merger expenses - pooling                                --            --            1,595             --
                                                     --------      --------      -----------       --------

    Total operating expenses                          699,530       428,354        1,674,838        838,996
                                                     --------      --------      -----------       --------

Operating income                                      157,039        96,498          252,068        134,338
                                                     --------      --------      -----------       --------

Other (income) expense:
Interest, net                                          53,414        42,742          137,455         77,610
Debt extinguishment costs                                  --            --            9,454             --
                                                     --------      --------      -----------       --------

Total other expense                                    53,414        42,742          146,909         77,610

INCOME BEFORE INCOME TAXES                            103,625        53,756          105,159         56,728
Provision for income taxes                             37,658        22,862           37,211         24,572
Distributions on Trust preferred securities             4,691            --            5,342             --
                                                     --------      --------      -----------       --------
INCOME BEFORE EXTRAORDINARY ITEM                       61,276        30,894           62,606         32,156

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT (Net of income taxes of $26,602)                --            --          (45,296)            --
                                                     --------      --------      -----------       --------
NET INCOME                                           $ 61,276      $ 30,894      $    17,310       $ 32,156
                                                     ========      ========      ===========       ========

NET INCOME (LOSS) PER SHARE:
  BASIC:  Income before extraordinary item           $   1.70      $   1.43      $      2.03       $   1.81
                                                     ========      ========      ===========       ========
          Extraordinary item                         $     --      $     --      $     (1.47)      $     --
                                                     ========      ========      ===========       ========
          Net income                                 $   1.70      $   1.43      $       .56       $   1.81
                                                     ========      ========      ===========       ========
  DILUTED:Income before extraordinary item           $   1.38      $   0.99      $      1.78       $   1.38
                                                     ========      ========      ===========       ========
          Extraordinary item                         $     --      $     --      $     (1.16)      $     --
                                                     ========      ========      ===========       ========
          Net income                                 $   1.38      $   0.99      $       .62       $   1.38
                                                     ========      ========      ===========       ========
 Weighted average number of shares outstanding:
          Basic                                        35,942        21,579           30,765         17,803
          Diluted                                      47,016        32,554           38,946         25,842

See accompanying notes to unaudited consolidated financial statements.

                       BUDGET GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                            Foreign
                                                             Additional    Currency                                     Total
                                                    Common    Paid-In     Translation    Retained         Treasury    Stockholders'
(Dollar amounts in thousands)                        Stock    Capital     Adjustment     Earnings           Stock       Equity
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1997                        $274      $425,222     $(2,477)      $36,250            $(330)      $458,939

Net proceeds from stock options                        3         1,661                                                     1,664
Foreign currency translation                                                (2,194)                                       (2,194)
Conversion of subordinated notes                      43        88,811                                                    88,854
Shares issued in acquisition of businesses            40       154,320                                                   154,360
Net income                                                                                17,310                          17,310
                                                    ----      --------     -------       -------            -----       --------

Balance at September 30, 1998                       $360      $670,014     $(4,671)      $53,560            $(330)      $718,933
                                                    ====      ========     =======       =======            =====       ========



See accompanying notes to unaudited consolidated financial statements.

                       BUDGET GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollar amounts in thousands)               For the nine-month periods ended September 30,
                                                         1998              1997
                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   17,310         $  32,156
Adjustments to reconcile net income                  ----------        ----------
  to net cash provided by operating activities:
Extraordinary item                                       71,898                --
Depreciation and amortization                           393,269           216,115
Deferred income taxes                                     7,779            26,315
Non-cash debt extinguishment costs                        8,854                --
Changes in operating assets and liabilities,
  net of effects from acquisitions:
  Trade and vehicle receivables, net                     20,472           (48,951)
  Vehicle inventory                                     (15,041)           (2,555)
  Prepaid expenses and other assets                     (55,272)          (12,550)
  Accounts payable, accrued and other liabilities       (10,632)           32,694
                                                     ----------        ----------
  Total adjustments                                     421,327           211,068
                                                     ----------        ----------

   Net cash provided by operating activities            438,637           243,224
                                                     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash balance                       (77,229)          309,469
Proceeds from sale of revenue earning vehicles        1,832,848         1,091,800
Purchases of revenue earning vehicles                (2,584,297)       (1,844,354)
Proceeds from the sale of property and equipment         14,122            11,992
Purchases of property and equipment                     (74,879)           (8,250)
Payment for acquisitions, net of cash acquired         (179,977)         (143,164)
                                                     ----------        ----------
  Net cash used in investing activities              (1,069,412)         (582,507)
                                                     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity transactions, net                    1,664           174,793
Net increase in vehicle obligations                     813,638            35,213
Net increase (decrease) in commercial paper             (99,193)          292,287
Proceeds from other notes payable                         2,726           122,207
Principal payments on other notes payable               (28,459)         (185,010)
Proceeds from issuance of mandatorily redeemable
  securities of subsidiary, net                         291,000                --
Early redemption of notes payable                      (393,634)               --
                                                     ----------        ----------
Net cash provided by financing activities               587,742           439,490
                                                     ----------        ----------
Effect of exchange rate changes on cash                      90               (57)

Net increase (decrease) in cash and cash equivalents    (42,943)          100,150

Cash and cash equivalents, beginning of period          161,455            54,009
                                                     ----------        ----------
Cash and cash equivalents, end of period             $  118,512        $  154,159
                                                     ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

BUDGET GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions except share and per share data unless otherwise noted)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Budget Group, Inc., (the "Company"), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments other than as noted in Note 4 to the unaudited consolidated financial statements) that, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

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

The Company is engaged in the business of the daily rental of vehicles, including cars, trucks, passenger vans and recreational vehicles (through both owned and franchised operations) and the sale of new and late model used vehicles, including recreational vehicles. On April 29, 1997, the Company acquired Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name (formerly Team Rental Group, Inc.) to Budget Group, Inc. Prior to the acquisition (the "BRACC Acquisition"), the Company was the largest United States franchisee of BRACC. On January 28, 1998, the Company acquired Cruise America, Inc. ("Cruise") in a stock-for-stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 1,623,462 shares of Class A common stock in exchange for all the outstanding common stock of Cruise. In addition, the Company issued 111,478 options to purchase Class A common stock in exchange for all of the outstanding options to purchase stock of Cruise.

The accompanying consolidated financial statements have been restated to include the accounts of Cruise as if the companies had combined at the beginning of the first period presented. Prior to the merger, Cruise's fiscal year ended on April
30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

There were no significant transactions between the Company and Cruise prior to the combination and immaterial adjustments were recorded to conform Cruise's accounting policies. The results of Cruise included in the consolidated statements of operations are revenues of $3.7 and $82.1 for January 1998 and the nine months ended September 30, 1997, respectively and net losses of $1.8 and $.3 for January 1998 and the nine months ended September 30, 1997, respectively.

2. ACQUISITIONS

BRACC Acquisition - The Company acquired all of the outstanding shares of BRACC on April 29, 1997, pursuant to an agreement entered into on January 13, 1997. The cash portion of the purchase price (approximately $275.0) was partially funded through a stock offering. The Company also issued to Ford Motor Company, 4,500 shares of Series A convertible, non-voting preferred stock, each share of which was converted into 1,000 shares of the Company's Class A common stock and sold by Ford Motor Company in a public offering in October 1997. The common shares underlying the preferred stock had a value of approximately $105.8 for purposes of determining the purchase price (based on the three day period beginning on January 12) and $95.2 at the time of issuance. The Company also entered into the following debt financing transactions concurrently with the BRACC Acquisition: (i) $165.0 of guaranteed senior notes at a rate of 9.57% maturing in 2007 (the "guaranteed senior notes"); (ii) $45.0 of convertible subordinated notes at a rate of 6.85% maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900.0; (iv) a $500.0 asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472.5 bearing interest at a rate of 7.35% and a subordinated note in the amount of $27.5 bearing interest at a rate of 7.80%; and (v) a $300.0 five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR and secured primarily by accounts receivable, cash and unencumbered vehicles.

Acquisition of Premier Car Rental - On July 31, 1997, the Company acquired, through its wholly owned subsidiary, Premier Car Rental LLC ("Premier"), the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. for approximately $87.2 consisting of $2.0 in cash and the refinancing of approximately $85.2 of outstanding indebtedness. Premier operates as its own brand and serves the insurance replacement market.

Acquisition of St. Louis Franchise - In October 1997, the Company purchased the St. Louis, Missouri Budget franchisee for approximately $9.0, consisting of $1.0 in cash and $8.0 in Class A Common Stock. This franchisee had six locations and a peak fleet of approximately 1,100 vehicles with revenue of approximately $16.0 in 1996.

Acquisition of Ryder TRS, Inc. - On June 19, 1998, pursuant to the Agreement and Plan of Merger, as amended, entered into on March 4, 1998, the Company acquired all of the outstanding stock of Ryder TRS, Inc. ("Ryder TRS"), based in Denver, Colorado. As consideration for the Ryder TRS acquisition, the Company issued 3,455,206 shares of Class A common stock, paid $125.0 in cash and issued warrants to purchase Class A common stock, the value of which is capped at $19.0. In addition, the Company agreed to pay Ryder TRS stockholders a make-whole payment, the amount of which will depend on the performance of the Class A common stock following the acquisition, and which the Company expects to settle in cash (rather than through the issuance of additional stock). The Company also assumed approximately $522.0 of Ryder TRS's debt. The results of Ryder TRS are included in the Company's results of operations from June 1, 1998, at which time the Company effectively took control of Ryder TRS.

Acquisition of Car Dealerships - Effective in June 1998, the Company purchased three new car dealerships, two located in Florida and one in Indiana. The dealerships were acquired for cash or a combination of cash and stock aggregating $16.0 in cash and the issuance of 445,854 shares of Class A common stock.

If the acquisitions had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

NINE-MONTH PERIOD ENDED SEPTEMBER 30,          1998            1997
                                               ----            ----
(In thousands except per share data)
Operating revenue                           $2,193,845       $1,888,478
Income before extraordinary item            $   47,820       $    8,054
EPS - Basic                                 $     1.41       $      .29
EPS - Diluted                               $     1.13       $      .28

Other 1998 Acquisitions - The Company completed several acquisitions of small Budget franchises and other related businesses through November 13, 1998. The franchises were located primarily in Puerto Rico, Canada, Austria, Spain, New Zealand, Arkansas, Ohio and California. In addition the Company acquired two small rental car company operations to be operated by Premier. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations.

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

Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300.0 secured revolving credit facility to increase such facility to $550.0, (ii) the conversion of $80.0 of convertible subordinated notes into 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of interest payments which the holders of the convertible subordinated notes will forego as a result of early conversion, (iii) the redemption of $165.0 of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of remarketable term income deferrable equity securities ("High Tides") which raised approximately $290.3, net of related fees, (v) the private placement of $1,100.0 of medium term notes (the "TFFC-98 notes"), (vi) tendered for the redemption of $175.0 of Ryder TRS's outstanding 10% senior subordinated notes and (vii) repaid approximately $340.0 of Ryder TRS's outstanding commercial paper.

The early extinguishment of the guaranteed senior notes and the Ryder TRS 10% senior subordinated notes resulted in $53.6 of prepayment premiums and the write-off of deferred financing fees of $18.3. This has been reflected as an extraordinary item, net of tax benefits, in the accompanying income statement. The 319,768 shares issued to induce conversion of the convertible subordinated notes were recorded at their fair value of $8.9 and reflected in debt extinguishment costs in the accompanying income statement.

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

The TFFC-98 notes bear interest, payable monthly, at rates ranging from 6.07% to 6.84% and mature at various dates and amounts ranging from January 2001 through October 2006. The TFFC-98 notes consist of $935.0 in senior notes and $165.0 in subordinated notes.


4. CHANGES IN ACCOUNTING ESTIMATES

During 1998 the Company recorded changes related to actuarial estimates of its self-insurance liability. The effect of these adjustments was to increase income before income taxes by approximately $17.8 and $22.0 in the third quarter and first nine months of 1998, respectively.

5. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 established new standards for reporting and presenting comprehensive income and its components in a full set of general purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company's only adjustment to arrive at comprehensive income is the foreign currency translation adjustment. Total comprehensive income was $62.1 and $30.7 for the third quarter of 1998 and 1997, respectively and $15.1 and $31.8 for the nine-month periods ended September 30, 1998 and 1997, respectively.

6. EARNINGS PER SHARE

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


                                             Three-months ended September 30,       Nine-months ended September 30,
                                                 1998             1997                 1998              1997
                                                -------          -------              -------           -------
(In thousands)
Income before extraordinary item for basic
   EPS                                          $61,276          $30,894              $62,606           $32,156
Effect of interest and distributions on
   Trust preferred securities, net of
   income taxes                                   3,586               --                6,673                --
                                                -------          -------              -------           -------
Income before extraordinary item for
   diluted EPS                                  $64,862          $30,894              $69,279           $32,156
                                                =======          =======              =======           =======



Weighted average number of common shares
   used in basic EPS                             35,942           21,579               30,765            17,803
Effect of dilutive securities:
   Stock options                                    357              879                  634               584
   Convertible securities                        10,717           10,096                7,547             7,455
                                                -------          -------              -------           -------
Weighted average number of common shares
   and dilutive potential common shares used
   in diluted EPS                                47,016           32,554               38,946            25,842
                                                =======          =======              =======           =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
GENERAL

Prior to the BRACC Acquisition, the Company was the largest BRACC franchisee in the United States and was one of the largest independent retailers of late model automobiles in the United States. In 1994, the Company embarked on a strategy to significantly expand its Budget franchise base and to develop a branded retail car sales operation within its Budget franchise territories. This strategy both leveraged management's experience and created certain operating efficiencies between these complementary businesses.

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

Revenues primarily consist of:

Vehicle rental - revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations. Retail vehicle sales - revenue generated from the sales of new and late model used vehicles including recreational vehicles. Royalty fees and other - fees generated from the Company's licensees and other non-vehicle rental or sales items.

Expenses primarily consist of:

Direct vehicle and operating - includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance. Depreciation, vehicle - depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment. Cost of retail vehicle sales - cost of new and late model used vehicles sold at retail or from retail lots including recreational vehicles. Selling, general and administrative - includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to travel agents and other third parties. Amortization and non-vehicle depreciation - includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets. Interest, net-interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

RESULTS OF OPERATIONS

Third Quarter 1998 Compared with Third Quarter 1997

General Operating Results. Income before extraordinary item for the third quarter of 1998 increased $30.4 million to $61.3 million from $30.9 million in 1997. The income before extraordinary item per share for the third quarter of 1998 increased to $1.38 per diluted share from $0.99 per diluted share in 1997 due to the increase in earnings partially offset by an increase in the average number of shares outstanding. Income before income taxes increased $49.9 million for the third quarter of 1998 to $103.6 million from $53.8 million for 1997. Ryder TRS contributed approximately $12.9 million in earnings before taxes for the third quarter of 1998.

Operating Revenues. Vehicle rental revenue increased $221.3 million in the third quarter of 1998 to $644.7 million from $423.4 million in 1997. This increase was largely due to the acquisition of Ryder TRS in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations. Revenue from sales of vehicles increased $102.4 million in the third quarter of 1998 to $183.3 million from $80.9 million in 1997. This increase was due to new stores opened by the Company, and the acquisition of three new car dealerships in June 1998. Royalty fees and other revenues increased $8.0 million in the third quarter of 1998 to $28.6 million from $20.6 million in 1997. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

Operating Expenses. Total operating expenses increased $271.2 million in the third quarter of 1998 to $699.5 million from $428.4 million in 1997. This increase was also largely due to the addition of Ryder TRS's operations to the Company's operations. Direct vehicle and operating expenses reflect a reduction in insurance reserves of approximately $17.8 million in the third quarter of 1998. This reduction was due to changes in actuarial estimates of losses based on continued favorable trends in the frequency and severity of accidents as well as changes in claims handling procedures implemented within the past year. The cost of retail vehicle sales increased $95.6 million in the third quarter of 1998 to $166.0 million from $70.4 million in 1997. This increase is reflective of the vehicle sales revenue growth with the new car dealership acquisitions and new locations opened by the Company. Gross margins from vehicle sales declined contributing to an operating loss of $4.5 million in the third quarter of 1998 compared to a loss of $.8 million in 1997 for the retail car sales segment. The Company expects to slow the expansion of vehicle sales locations through mid-1999 to focus on improving the results of under-performing stores. Selling, general and administrative expenses in the third quarter of 1998 were favorably impacted by an increase of $9.0 million from 1997 in third party funding of promotional programs. Amortization and non-vehicle depreciation expense increased $7.3 million in the third quarter of 1998 to $16.2 million from $8.9 million in 1997. This increase was largely due to intangibles, including goodwill, and property and equipment related to the acquisition of Ryder TRS.

Other (Income) Expense, net. Other expense, net of interest income, increased $10.7 million in the third quarter of 1998 to $53.4 million from $42.7 million in 1997. This increase was due to the financing of fleet and other borrowings related to the acquisition of Ryder TRS, net of investment income due to the increase in cash and restricted cash, and the debt extinguishment costs previously mentioned.

Recent Revenue and Expense Trends. Volume levels in 1998 as compared to the prior year for BRACC car rental (on a same market basis) has shown a declining trend through the year. Growth over the prior period in the first quarter was approximately 11% and has declined steadily to approximately 2% in the third quarter period. This trend appears to be continuing into the fourth quarter. The Company has continued to focus on maintaining pricing which has allowed the average daily revenue per day to generally average 1% to 3% above the prior year (on a same market basis) throughout the year to date period. However, this volume trend has negatively impacted the Company's ability to maintain targeted fleet utilization levels, which have generally remained slightly (within 1 percentage point) below prior year levels. The Company is formulating a response to these trends and is actively reviewing its distribution network across all brands to seek additional synergies and fleet and other asset utilization opportunities.

Year to Date September 30, 1998 versus September 30, 1997

General Operating Results. Income before extraordinary item for the first nine months of 1998 increased $30.5 million to $62.6 million from $32.2 million in 1997. The income before extraordinary item per share for the first nine months of 1998 increased to $1.78 per diluted share from $1.38 per diluted share in 1997 due to the increase in earnings partially offset by an increase in the average number of shares outstanding. Income before income taxes increased $48.4 million for the first nine months of 1998 to $105.2 million from $56.7 million for 1997. Income before income taxes reflects debt extinguishment costs of $9.5 million in 1998 largely for Class A common stock issued to induce conversion of $80.0 million of convertible subordinated notes. The Company also recognized an extraordinary loss of $45.3 million, net of income tax benefits, in 1998 related to the early extinguishment of guaranteed senior notes and Ryder TRS's 10% senior subordinated notes. See Note 3 to the Company's unaudited consolidated financial statements. Ryder TRS contributed approximately $19.1 million in earnings before taxes for the four months ended September 30, 1998.

Operating Revenues. Vehicle rental revenue increased $697.7 million in the first nine months of 1998 to $1,434.8 million from $737.1 million in 1997. This increase was largely due to the acquisition of BRACC in the second quarter of 1997 and the acquisition of Ryder TRS in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations. Revenue from sales of vehicles increased $219.5 million in the first nine months of 1998 to $421.4 million from $201.9 million in 1997. This increase was due to the addition of the car sales operations of BRACC, new stores opened by the Company, and the acquisition of three new car dealerships in June 1998. Royalty fees and other revenues increased $36.4 million in the first nine months of 1998 to $70.8 million from $34.4 million in 1997. These revenues largely represent royalty and other fees from the Company's franchisees as a result of the BRACC Acquisition and revenue from Ryder TRS's move management service.

Also see Recent Revenue and Expense Trends under the Third Quarter 1998 Compared to the Third Quarter 1997 discussion.

Operating Expenses. Total operating expenses increased $835.8 million in the first nine months of 1998 to $1,674.8 million from $839.0 million in 1997. This increase was also largely due to the addition of BRACC's and Ryder TRS's operations to the Company's operations. Direct vehicle and operating expenses reflect a reduction in insurance reserves of approximately $22.0 million in the first nine months of 1998. This reduction was due to changes in actuarial estimates of losses based on continued favorable trends in the frequency and severity of accidents as well as changes in claims handling procedures implemented within the past year. The cost of retail vehicle sales increased $203.5 million in the first nine months of 1998 to $377.2 million from $173.7 million in 1997. This increase is reflective of the vehicle sales revenue growth with the addition of BRACC car sales locations, the new car dealership acquisitions and new locations opened by the Company. Gross margins from vehicle sales declined contributing to increased operating losses of $7.1 million in the first nine months of 1998 from $.2 million in 1997 for the retail car sales segment. The Company expects to slow the expansion of vehicle sales locations through mid-1999 to focus on improving the results of under-performing stores. Selling, general and administrative expenses in the first nine months of 1998 were favorably impacted by an increase of $10.6 million from 1997 in third party funding of promotional programs. Amortization and non-vehicle depreciation expense increased $19.2 million in the first nine months of 1998 to $36.9 million from $17.7 million in 1997. This increase was largely due to intangibles, including goodwill, and property and equipment related to the acquisitions of BRACC and Ryder TRS.

Other (Income) Expense, net. Other expense, net of interest income, increased $69.3 million in the first nine months of 1998 to $146.9 million from $77.6 million in 1997. This increase was due to the financing of fleet and other borrowings related to the acquisitions of BRACC and Ryder TRS, net of investment income due to the increase in cash and restricted cash, and the debt extinguishment costs previously mentioned.

Provision for income taxes. The overall year to date tax provision (including the extraordinary items) reflects the expected overall full year effective rate of 38% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. The material terms of the Company's financing facilities are described below. The Company's existing indebtedness at September 30, 1998 has interest rates ranging from 5.58% to 11.20%. The Company intends to fund its operations through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional debt and/or equity securities.

Recent Debt Placements and Retirements

Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300.0 million secured revolving credit facility to increase such facility to $550.0 million, (ii) the conversion of $80.0 million of convertible subordinated notes, (iii) the redemption of $165.0 million of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of High Tides which raised approximately $290.3 million, net of related fees, (v) the private placement of $1.1 billion of TFFC-98 notes, (vi) tendered for the redemption of $175.0 million of Ryder TRS's outstanding 10% senior subordinated notes and (vii) repaid approximately $340.0 million of Ryder TRS's outstanding commercial paper. The redemptions (early extinguishments) resulted in charges totaling $45.3 million, after income tax benefits, and the conversion premium to holders of the convertible subordinated notes resulted in charges of $9.5 million. See Note 3 to the Company's unaudited consolidated financial statements.

Fleet Financing Facilities

At September 30, 1998, the Company had borrowed $2.4 billion under asset-backed medium term notes ("MTN notes") and $800 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN notes are comprised of notes issued in August 1994 ("TFFC-94 notes"), notes assumed in the acquisition of a franchisee in October 1995 ("OPCO notes"), notes issued in December 1996 (TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes assumed in the BRACC Acquisition ("BFFC-94A notes"), and notes issued in conjunction with the acquisition of Ryder TRS (TFFC-98 notes"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable used cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles and the restricted cash accounts. Interest rates on the Fleet notes at September 30, 1998 ranged from 5.58% to 7.80%.

The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Borrowings under collateralized available lines of credit at September 30, 1998 consist of $188.3 million for rental vehicles and $69.6 million for retail car sales inventory with maturity dates through January 1999. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates that ranged from 7.70% to 11.20% at September 30, 1998. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

Medium Term Notes

The $1.1 billion TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS and bear interest at fixed rates ranging from 6.07% to 6.84%. The TFFC-98 notes mature in from three to seven years. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles. Unused proceeds are reflected in restricted cash on the balance sheet at September 30, 1998.

The $500.0 million TFFC-97 notes and CP facility were entered into concurrently with the BRACC Acquisition. As of September 30, 1998, the CP has various interest rates, which ranged between 5.58% and 5.60%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80%.

The TFFC-94 notes and TFFC-96 notes totaled $281.6 million with interest rates ranging from 6.44% to 7.10%. The OPCO notes were repaid upon their maturity in October 1998.

The Company has continued to utilize borrowings under the BFFC-94A notes to fund its fleet. The BFFC-94A notes consist of $500.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (6.17% at September 30, 1998).

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

Working Capital Facility

Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75% (or 7.42% at September 30, 1998) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At September 30, 1998, the Company had $387.2 million in letters of credit outstanding under this facility.

CHANGE IN FINANCIAL CONDITION

Total assets increased $1,489.2 million from $3,689.9 million at December 31, 1997 to $5,179.1 million at September 30, 1998. This increase, largely revenue earning vehicles of $952.8 million and intangibles of $310.4 million, resulted primarily from the acquisition of Ryder TRS and seasonal increases in revenue earning vehicles. Restricted cash increased $85.9 million largely as a result of issuing the previously mentioned medium term notes. Property and equipment, net increased by $65.1 million due to investments in vehicle rental and sales locations and the acquisition of Ryder TRS. This investment activity is expected to slow in the next quarter and first half of 1999. Also see Note 2 to the unaudited consolidated financial statements.

Total liabilities increased by $938.1 million from $3,231.0 million at December 31, 1997 to $4,169.1 million at September 30, 1998. This increase, largely notes payable of $829.1 million, resulted primarily from the acquisition of Ryder TRS and the issuance of the medium term notes. The Company obligated mandatorily redeemable securities of subsidiary represent the High Tides issued in June 1998. Also see the Consolidated Statement of Changes in Stockholders' Equity and
Note 3 to the unaudited consolidated financial statements.

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

SEASONALITY

Generally, in the vehicle rental industry, revenue increases in the spring and summer months due to the overall increase in business and leisure travel and moving activity during this season. The Company increases the size of its fleet and work force in the Spring and Summer to accommodate increased rental activity during these periods and decreases its fleet and work force in the Fall and Winter. However, many of the Company's operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the Fall and Winter. The retail vehicle sales business is also subject to seasonal effects, with lower sales during the Winter months.

YEAR 2000 ISSUE

The Company has assessed and continues to assess the impact of the year 2000 ("Y2K") on its reporting systems and operations (the "Y2K Issue"). The Y2K Issue exists because many computer systems and applications and non-computer systems that utilize computer technology currently use two-digit date fields to designate a year. As the century date occurs, certain date sensitive systems will recognize the year 2000 as the year 1900 or may not recognize the date at all. This inability to properly treat or recognize the year 2000 may cause certain systems to process critical information incorrectly.

During 1997, the Company recognized approximately $2.2 million in expenses to modify existing computer systems and applications and estimates that an aggregate of approximately $6.7 million will be incurred in 1998 and 1999 specifically for Y2K modification. Approximately $2.2 million was spent in 1998 through September 30. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company is using both internal and external resources and expects to complete all major modification efforts by mid-1999. These efforts have not significantly hampered the Company's ongoing system development or system upgrade activities.

The Company is assessing the impact of the Y2K Issue on the ability of its significant suppliers and vendors to maintain adequate service levels. The most critical suppliers and vendors are in the vehicle manufacturing, telecommunications, fuel supply and banking/financing industries. A failure on the part of these suppliers and vendors or their products could cause significant disruption in operations and therefore materially impact the Company's operating results and financial condition. The Company believes that the computer technology embedded in the vehicles it has in fleet, or expects to purchase, is Y2K ready and expects to complete the entire assessment by mid-1999.

There can be no assurance that the critical third party suppliers upon which the Company relies will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain areas which are intended to allow the Company to continue to operate in the event of a Y2K failure. The contingency plans will include performing certain processes manually, repairing affected systems and changing suppliers and vendors as necessary. These contingency plans may not be successful in avoiding the disruption of service particularly in the reservation and vehicle rental processes.

ENVIRONMENTAL MATTERS

The Company has assessed and continues to assess the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean-up and replacement of underground gasoline storage tanks. During 1997, the Company recognized approximately $0.7 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.3 million will be incurred in 1998 and 1999. Approximately $1.2 million was spent in 1998 through September 30. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         The following discussion updates certain legal proceedings previously reported by the Company:

         The Company terminated the franchise agreement of its franchisee for Germany based on alleged violations of provisions in the underlying franchise agreement and ceased to provide services, such as reservations and credit card processing, effective as of October 23, 1998. Reservations that would have been transmitted to and serviced by the Company's franchisee in Germany are now being handled, on an interim basis, by National Car Rental locations in Germany, pursuant to an agreement between the Company and National Car Rental. The franchise termination is being contested by the franchisee. The Company intends to replace the current German franchisee with a new franchisee and/or company-owned locations when the pending legal issues are resolved. Until such time, the Company may experience an adverse effect on business in, and originating from, Germany.

         Mr. Mirkin, a director of the Company, has been the President and Chief Executive Officer and a general partner of Budget Rent a Car of Southern California, a general partnership ("SoCal"), since 1985. SoCal has a Budget car rental franchise from BRACC for all of Southern California. The Company operates as a subfranchisee of SoCal at many locations in Southern California. SoCal's declaratory judgment action, which was filed on October 14, 1997, in the Superior Court of Los Angeles seeking a determination as to whether the Company must pay royalty fees on the rental of pickup vehicles to SoCal, was settled in July 1998, by the agreement of the parties to split royalty fee revenue on the rental of pickup vehicles in Southern California.


ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5   OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits.
         Exhibit 3.1 Amended and Restated Certificate of Incorporation
         Exhibit 27  Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

         In a Form 8-K/A dated June 19, 1998 and filed on July 2, 1998, the Company filed under Item 7(b), pro forma consolidated financial statements reflecting the Company's acquisition of Ryder TRS, Inc.

         In a Form 8-K dated July 2, 1998 and filed July 2, 1998, the Company filed under Item 5, consolidated financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1995, 1996 and 1997, reflecting the pooled operations of the Company including Cruise America, Inc.

         In a Form 8-K/A dated June 19, 1998 and filed July 22, 1998, the Company filed under Item 7(a) and (c), financial information of the business acquired and exhibits regarding the Company's acquisition of Ryder TRS, Inc.

         In a Form 8-K dated June 19, 1998 and filed September 4, 1998, the Company filed under Item 7, additional pro forma consolidated financial statements reflecting the Company's acquisition of Ryder TRS, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BUDGET GROUP, INC.
                                        ------------------
                                           (Registrant)



Dated: November 13, 1998                By:  /s/ Michael Clauer
                                             -------------------
                                             Michael Clauer
                                             Senior Vice President
                                             Chief Financial Officer



Dated: November 13, 1998                By:  /s/ Thomas L. Kram
                                             --------------------
                                             Thomas L. Kram
                                             Vice President, Controller
                                             (Principal Accounting Officer)