Form 10-K
period 1998-12-31
BUDGET GROUP INC
filed 1999-03-31
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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
                                 (904) 238-7035

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 15, 1999 (based on the closing sale price of the Registrant's Class A common stock, par value $.01, as reported on the New York Stock Exchange on such date) was $390,627,386. 35,901,621 shares of common stock were outstanding as of March 15, 1999, comprised of 33,965,021 shares of the Registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the Registrant's Class B common stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 are herein incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
 Item 1.    Business....................................................     1
 Item 2.    Properties..................................................    17
 Item 3.    Legal Proceedings...........................................    18
 Item 4.    Submission of Matters to a Vote of Security Holders.........    18
 Item X.    Executive Officers of the Registrant........................    19

                                    PART II
 Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    21
 Item 6.    Selected Financial Data.....................................    22
 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    23
 Item 7A.   Quantitative and Qualitative Disclosures About Market
            Risk........................................................    36
 Item 8.    Financial Statements and Supplementary Data.................    36
 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    36

                                   PART III
 Item 10.   Directors and Executive Officers of the Registrant..........    37
 Item 11.   Executive Compensation......................................    37
 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management..................................................    37
 Item 13.   Certain Relationships and Related Transactions..............    37

                                    PART IV
 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    38

                                     PART I

     In this Report, the terms "Budget Group," "the Company" and "we" refer to Budget Group, Inc. and its subsidiaries as a consolidated entity, except where it is clear that such terms mean only the parent company. "BRACC" refers to Budget Rent a Car Corporation, a subsidiary of Budget Group. "Budget" and "Budget Rent a Car" refer to the business of renting cars and trucks (as applicable) under the "Budget" name, by BRACC and its franchisees. Budget Group, Inc. is a Delaware corporation organized in 1992.

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

  CAR RENTAL

     The car rental industry is comprised of two principal markets: general use (including airport and local market facilities) and insurance replacement. General use companies serving airport and local markets accounted for approximately 78% of rental revenue in the United States in 1998, while the insurance replacement segment accounted for approximately 22% of rental revenue. General use locations rent vehicles primarily to business and leisure travelers, while insurance replacement facilities rent primarily to individuals who have lost the use of their vehicles because of accidents, theft or breakdowns. In addition to vehicle rental revenue, the industry derives significant revenue from the sale of related products such as liability insurance, loss damage waivers and refueling services.

     The domestic general use car rental market includes five major companies which operate airport and local facilities: Alamo, Avis, Budget, Hertz and National. The insurance replacement market is dominated by Enterprise, which operates primarily non-airport locations. In addition, there are many smaller companies that operate primarily through non-airport locations. Most of the major car rental companies in the United States operate through a combination of corporate-owned and franchised locations.

     There have been significant changes in the ownership of domestic car rental companies over the past three years, as ownership of these companies has shifted in large part from the major automobile manufacturers to independent ownership. General Motors sold its 25% stake in Avis to HFS in May 1996, and Avis completed its initial public offering in September 1997. Republic Industries acquired Alamo in November 1996 and National (which had previously been controlled by General Motors) in January 1997. In April 1997, Ford sold approximately 20% of its equity in Hertz in an initial public offering and sold its controlling interest in BRACC to us. In December 1997, Chrysler sold Dollar and Thrifty through an initial public offering.

     While owned by the automobile manufacturers, car rental companies served as important outlets through which the manufacturers disposed of their vehicles, in a period when major labor contracts made it uneconomical for the manufacturers to limit their production of vehicles, even if they could not be sold through dealers. There was an oversupply of cars in the rental industry during this period, with cars being available on favorable terms to many small local car rental operators, and the manufacturers did not commit sufficient resources to the development of the car rental systems. Following the recent ownership changes, however, the car rental companies have increasingly focused on their own profitability, although they continue to be parties to supply and repurchase agreements with the manufacturers.

     Since the late 1980's, vehicle rental companies have acquired their fleets primarily pursuant to repurchase programs with automobile manufacturers. Under such programs, a car rental company agrees to purchase a specified minimum number of new vehicles at a specified price, and the manufacturer agrees to repurchase those vehicles from the car rental company at a future date (typically, six to nine months after the purchase). The repurchase price paid by the manufacturer is based upon the capitalized cost of the vehicles less an agreed-upon depreciation factor and, in certain cases, an adjustment for damage and excess mileage. These programs limit a car rental company's residual risk with respect to its fleet and enable the company to determine a substantial portion of its depreciation expense in advance. We believe these "program" vehicles constitute a substantial majority of the vehicles in the fleets of U.S. car rental companies.

     The total number of rental vehicles in service in the U.S. has been estimated at 1.6 million in 1998. The total revenue for the U.S. car rental industry has been estimated by industry sources at $17.2 billion in 1998, an increase of 10% over 1997 revenue of $15.6 billion. We believe the factors driving this industry growth include increases in airline passenger traffic, the trend toward shorter, more frequent vacations resulting from the number of households with two wage earners, the demographic trend toward older, more affluent Americans who travel more frequently and increased business travel. Car rental companies have also been able to increase the revenue they earn on their vehicles through the implementation of yield management systems similar to those utilized by the major airlines.

     The European car rental industry had revenue of $7.9 billion in 1997, with Germany, the United Kingdom, France, Italy and Spain representing the largest markets.
                                  (Pie Chart)

     Customers of the general use vehicle rental companies include (a) business travelers renting under negotiated contractual agreements between their employers and the rental company, (b) business and leisure travelers who make their reservations and may receive discounts through travel, professional or other organizations, (c) smaller corporate accounts that are provided with a rate and benefit package that does not require a contractual commitment and (d) leisure travelers with no organizational or corporate affiliation programs. Business travelers tend to utilize mid-week rentals of shorter durations, while leisure travelers have greater utilization over weekends and tend to rent cars for longer periods.

     Rental companies in the insurance replacement market enter into contracts primarily with insurance companies and automobile dealers to provide cars to their customers whose vehicles are damaged or stolen or are being repaired. Compared with the general use market, the insurance replacement market is characterized by longer rental periods, lower daily rates and the utilization of older and less expensive vehicles.

  TRUCK RENTAL

     Two primary segments of the truck rental industry are the consumer market and the light commercial market. The consumer market primarily serves individuals who rent trucks to move household goods on either a one-way or local basis. The light commercial market serves a wide range of businesses that rent light- to medium-duty trucks, which are trucks having a gross vehicle weight of less than 26,000 pounds, for a variety of commercial applications. Trucks tend to be configured differently for these two markets, in terms of their size, rear doors and loading height.

     The Consumer Market. We estimate that the consumer truck rental market had revenue of approximately $2 billion for 1998. Industry sources estimate that truck rentals are used in approximately 30% of household moves, with full service van lines and owned or borrowed trucks accounting for the balance. We estimate that in 1998, approximately 67% of the consumer market was attributable to one-way rentals, with the balance attributable to local rentals. Major companies in the consumer market include U-Haul, Ryder/ Budget and Penske, which together have a market share of approximately 95% of the one-way market and 91% of the local market. Generally, one-way rentals generate higher daily revenue and involve lower transaction costs than local rentals.

     The Commercial Market. We estimate that the light commercial truck rental market had revenue of approximately $800 million in 1998. Customers in the light commercial market range from small local businesses to large national companies, which rent trucks primarily for the transportation and delivery of inventory and packages. We estimate that the light commercial truck rental market is growing at an annual run rate of approximately 15%. We believe that a large part of the increase in this market has been attributable to growth in the number of small businesses, a trend toward outsourcing and an emphasis on "just-in-time" inventory management. Major companies in the light commercial truck rental market include Ryder/Budget, RTR, Rollins, U-Haul and Penske.

BACKGROUND

     During the last two years, we substantially increased the size of our business through two major acquisitions. In April 1997, we purchased BRACC from Ford Motor Company for approximately $381 million (and assumed or refinanced approximately $1.4 billion of indebtedness), and in June 1998 we acquired Ryder TRS for approximately $260 million (and assumed approximately $522 million of indebtedness).

     Prior to the BRACC acquisition, we were the largest Budget franchisee, having grown our business to $357.4 million in revenue in 1996 (prior to pooling for Cruise America) principally through the acquisition or opening of 133 Budget locations from January 1994 to December 1996. The BRACC acquisition represented a unique opportunity to combine one of the leading worldwide car rental companies with its largest franchisee in order to increase the level of corporate ownership in the Budget system. A high level of corporate ownership enables us to: (i) provide more consistent service, which is important in marketing to corporate accounts; (ii) exercise greater control over the development and marketing of the Budget brand; and (iii) realize greater returns from our investment in the Budget brand.

     The Ryder TRS acquisition combined our Budget truck rental business, with its strength in the light commercial market, with Ryder TRS, a leader in the consumer one-way market. With three national operators in the consumer one-way truck rental market (following the Ryder TRS acquisition) accounting for approximately 95% of that market's total revenue, we believe the truck rental market offers us an excellent opportunity to achieve attractive returns. In addition, combining our Ryder TRS and Budget Truck Rental operations will allow us to reduce costs significantly in the areas of fleet management, maintenance, field operations and administrative overhead.

     The BRACC and Ryder TRS acquisitions have positioned us to improve substantially the performance of one of the world's leading car rental companies and the nation's second largest consumer truck rental business. By improving our service quality, investing in our infrastructure and capturing the benefits from the full integration of our businesses, we intend to enhance our returns on the significant investments we have made over the last two years.

1998 INITIATIVES

     During 1998, we invested approximately $44 million in our Car Rental business to improve our service quality, further develop brand identity and upgrade our information systems. These investments have enabled us to compete more effectively for corporate accounts and frequent travelers, while maintaining our customers' perception of Budget as a value brand. In addition to upgrading our facilities, we invested in technology that will provide management with the tools necessary to improve the operating performance of the business. Key initiatives we implemented in our Car Rental business during 1998 include the following:

          DEVELOPMENT OF NEW PROGRAMS FOR CORPORATE ACCOUNTS AND FREQUENT RENTERS -- We introduced Fastbreak, our paperless rental program designed for the business traveler, as well as Perfect Drive, a loyalty program designed to promote more frequent rentals. Fastbreak is now available at approximately 140 airports nationwide. Over 500,000 members have enrolled in Perfect Drive and Fastbreak as of December 31, 1998 and we estimate that approximately one-half of these new members had not been enrolled in previous Budget programs.

          IMPLEMENTATION OF OUR YIELD MANAGEMENT SYSTEM -- We invested approximately $10 million to implement a proprietary, state-of-the-art yield management system to help optimize our rental pricing and fleet utilization. The system is currently operational in approximately 90 airport markets. Our fleet utilization has increased to 82% during the first two months of 1999 compared to 80% for the same period in 1998. We believe this increase is largely attributable to our new yield management system.

          STRENGTHENING THE BUDGET BRAND -- We remodeled approximately 100 of our Budget Rent a Car locations and reconfigured several facilities to roll out our Fastbreak program. We improved our franchisees' participation in corporate programs and acquired additional franchise territories, bringing the level of corporate ownership to approximately 82% of U.S. Budget Rent a Car revenue. We undertook new advertising and marketing campaigns, emphasizing the unique vehicles in our fleet (such as Jaguars, Saabs and Ranger pickups), and improved our brand image by promoting a consistent appearance throughout the Budget system.

     Since completing the Ryder TRS acquisition in June 1998, we devoted considerable time and resources to evaluating our Truck Rental operations to identify operating synergies between Budget Truck Rental and Ryder TRS, as well as areas for strengthening Ryder TRS's operations. Key initiatives undertaken in our Truck Rental business during 1998 include the following:

          INTEGRATION OF BUDGET TRUCK RENTAL AND RYDER TRS -- Integration of our one-way rental operations is substantially complete and a shared pricing system is now being utilized. Budget Truck Rental maintenance facilities began servicing the Ryder fleet, with projected annual savings of $2 million beginning in 1999. We also started to integrate the organizational structures and reservations systems of the two operations.

          IMPROVEMENT OF RYDER TRS OPERATIONS -- We took the initial steps in fleet planning and procurement to reduce the average fleet age of our Ryder trucks from over three years to 24 months. This should allow us to deliver a higher quality product to our customers, enhance our image as a service leader and improve our returns by reducing running costs and improving utilization rates. We also began replacing lower volume dealers with dealers who we believe will be able to drive revenue growth in our Ryder business.

1999 INITIATIVES

     Our principal goal for 1999 is to take advantage of the significant investments we have made over the past two years to deliver both revenue growth and significant cost savings. Key elements of our strategy for 1999 include the following:

          INCREASE CAR RENTAL REVENUE AND REVENUE PER UNIT -- We will seek to attract new customers by continuing to develop our corporate account, travel agent and tour programs and other marketing initiatives. We expect to be able to increase our revenue per unit by utilizing our yield management system and increasing our field staff's focus on maximizing rental opportunities. We also expect to capitalize on recent and future industry-wide price increases, while maintaining our position as a value brand.

          CAPITALIZE ON GROWTH OPPORTUNITIES IN EUROPE -- To capitalize on what we believe to be a high-growth market going forward, we are expanding our business in Europe. In keeping with our strategy in the United States, we are seeking to gain corporate control of key origin markets, with agreements to acquire key territories in the U.K. and France, and we plan to expand our existing business in Spain. We are also aggressively pricing to gain additional market share in the expanding tour and commercial markets.

          REDUCE CAR RENTAL COSTS -- Our 1998 results of operations were adversely impacted by costs directly attributable to changes in our guaranteed car repurchase contracts which extended the holding period for those vehicles without increasing the allowable mileage. We are seeking to improve the terms under which our vehicles are repurchased. We plan to reduce our operating costs as a percentage of sales by approximately two percentage points in 1999, principally in the area of fleet operating costs. In addition, we also expect to reduce discretionary capital expenditures (such as new store openings) and field overhead costs. We expect to improve the efficiency of our reservations system by consolidating our current 30 reservations centers into five regional centers.

          CONTINUE INTEGRATION AND IMPROVE PROFITABILITY OF TRUCK RENTAL BUSINESSES -- We are integrating our two companies' reservations capabilities and will incorporate Ryder's "CustomerFirst" counter system and new "Marksman" maintenance tracking system into Budget Truck Rental's operations. In addition, we are continuing to reduce Ryder TRS's maintenance costs by utilizing BRACC maintenance facilities. We believe that these actions will reduce costs going forward.

          ELIMINATE LOSSES IN CAR SALES -- Approximately 8 of our 35 car sales stores achieved pre-tax returns on their invested capital in excess of 20% in 1998. A number of our newer stores have performed poorly. We have ceased the roll-out of additional car sales stores and have closed three stores in 1999. Through improved inventory planning and replacing management at underperforming stores, we will achieve our performance targets for each store or find an alternative use within Budget Group for that facility.

          REDUCE OVERHEAD AND ADMINISTRATIVE COSTS -- We have established a shared services center for all Budget Group companies to centralize administration of certain non-strategic functions. We expect utilization of this center will reduce our costs by approximately $7 million over the next three years. In the first half of 1999, we will begin to implement a program to outsource administration of our information technology systems, which we expect will reduce our related costs beginning in 2000. In addition, we have identified opportunities for obtaining non-vehicle purchasing savings, for example, by negotiating new contracts with our communications providers.

     In connection with these initiatives, we expect to achieve substantial cost savings. Major areas in which we will seek to reduce our operating expenses, as well as the major assumptions we have made in estimating our cost savings, include: (i) reductions in administrative, personnel and overhead expenses; (ii) improvement in operations and consolidations of our reservation centers; (iii) improvement in our Car Rental field operations to increase vehicle utilization;
(iv) improvement in vehicle maintenance procedures; (v) increased efficiencies in non-vehicle purchasing; and (vi) reduction of vehicle carrying costs through renegotiation of manufacturers' vehicle repurchase agreements. Our ability to achieve the cost savings mentioned above is uncertain. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Our Recent Investments and Cost-Cutting Initiatives May not be Successful."

CAR RENTAL

     Our Car Rental segment is comprised of the following operations:

                                                                             CAR RENTAL
                                                                               SEGMENT
OPERATING COMPANY                  BUSINESS                                 1998 REVENUE
-----------------                  --------                                 ------------
                                                                            (IN MILLIONS)
Budget Rent a Car                  Worldwide general use car rental           $1,419.2
                                   operator and franchisor
Premier Car Rental                 Nationwide car rental operator in the          61.4
                                   insurance replacement market
Van Pool Services                  Nationwide provider of van pooling             46.9
                                   services to individuals, corporations
                                   and municipalities

  BUDGET RENT A CAR

     Through Budget Rent a Car, we operate the third largest car and truck rental system in the world. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name. There are approximately 2,900 Budget car rental locations. Approximately 25% are corporate-owned and operated and 75% are operated by franchisees. 896 locations primarily serve airport business and 1,975 are local market (downtown and suburban) locations. Approximately 50% of our U.S. rentals are leisure related and 50% are business related.

     We currently maintain more local market car rental locations throughout the world than most of our competitors and are unique among major car rental systems in that we also rent trucks in most of our major markets. The following charts present the geographic distribution of Budget rental locations and 1998 Budget revenue by operating regions, including the United States, Canada, Latin America and the Caribbean ("LAC"), Europe, the Middle East and Africa ("EMEA") and Asia and Pacific ("AP"):

                 LOCATIONS                                           REVENUE
                 pie chart                                          pie chart

     U.S. OPERATIONS

     Budget Rent a Car revenue in the United States was approximately $1.5 billion in 1998. At December 31, 1998, there were 565 corporate-owned and 409 franchised Budget Rent a Car locations in the United States, which accounted for approximately $1.2 billion and $339 million of revenue, respectively.

     Of corporate-owned Budget U.S. car rental locations, 23% primarily serve airport business and 77% are local market (downtown and suburban) facilities. Approximately 74% of BRACC's U.S. revenue was attributable to the airport segment and 26% to the local segment in 1998. Approximately 50% of our U.S. rentals are leisure-related and approximately 50% are business-related.

     A summary of certain of the principal operating statistics for our corporate-owned Budget Rent a Car operations in the United States and Canada is presented in the table below:

                                            1998         1997      1998 VS. 1997
                                            ----         ----      -------------
Revenue (in millions)..................    $1,155.5       $783.1       47.6%
Rental days............................  28,020,292   19,178,795       46.1
Daily dollar average...................      $41.23       $40.83        0.1
Utilization............................        80.4%        81.4%      (1.2)
Monthly revenue per vehicle............      $1,009       $1,011         --
Fleet (average)........................      95,425       64,554       47.8
Length of rental (average days)........         3.9          3.9         --

     INTERNATIONAL OPERATIONS

     Budget Rent a Car international revenue was approximately $1.4 billion in 1998. Budget operates in more than 120 countries and territories outside the United States and is recognized as a market leader in Canada, Germany and many Latin American and Caribbean countries. With our 1998 acquisitions of locations in New Zealand, Spain and Austria, Budget's international car rental operations included 143 corporate-owned locations and 1,754 franchised locations at December 31, 1998.

     Of corporate-owned international facilities, 26% primarily serve airport business and 74% serve local markets. Our international revenue mix consists of approximately 55% in the airport segment and 45% in the local segment. Approximately 55% of our international rentals are leisure-related and approximately 45% are business-related. We believe that Europe, which generates 75.6% of Budget's international car rental revenue, is a growth market that will be a major growth driver for the Budget system.

     We believe that BRACC will grow in the six European markets that account for more than 70% of the European car rental market by acquiring strategic franchisees in France and the U.K., expanding operations in Spain, Switzerland and Austria and reestablishing a German presence upon resolution of our dispute with our German franchisee. To support our expanded business, we plan to introduce a point of sale rental management system that is both Y2K compliant and euro compatible. We expect pan-European customization of this system to be completed by the second quarter of 1999.

     A summary of certain of the principal operating statistics for our corporate-owned international Budget Rent a Car operations in 1998 is presented below:

Revenue (in millions)..................  $114.2
Rental days............................  2,877,121
Daily dollar average...................  $39.70
Utilization............................  71.2%
Monthly revenue per vehicle............  $860
Fleet (average)........................  11,068
Length of rental (average days)........  4.8

     FLEET

     Vehicle Purchasing. We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. On average during 1998, 70% of our vehicle purchases consisted of Ford vehicles, 9% Nissan and Toyota vehicles, 8% Hyundai vehicles, 6% Chrysler vehicles and the remaining 7% were from other manufacturers, including General Motors, Jaguar and Saab. These percentages vary among our operations and will most likely change from year to year. The average price for automobiles purchased by us in 1998 for our BRACC car rental fleet was approximately $19,700.

     Our principal vehicle supply relationship has historically been with Ford, with an emphasis on products from the Lincoln-Mercury Division of Ford. We have a 10-year Supply Agreement with Ford, which went into effect in April 1997. Under the Supply Agreement, we agreed (i) to purchase or lease at least 70% of the total number of vehicles leased or purchased by us in each model year from Ford and (ii) to purchase or lease at least 80,000 new Ford vehicles in each model year in the United States. Ford and its affiliates are required to offer to us and our franchisees, for each model year, vehicles and fleet programs at prices that are competitive with the vehicles and fleet programs of other automobile manufacturers.

     Vehicle Disposition. Our strategy is to maintain our car rental fleet at an average age of five months or less. Approximately 85% of the vehicles purchased for the Budget fleet in model year 1998 were program vehicles. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically six to nine months) and impose numerous return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers' repurchase programs, over which we have no control.

     In addition to manufacturers' repurchase programs, we dispose of our rental fleet through automobile auctions, sales to wholesalers and our own retail Car Sales operations. While the disposal of rental vehicles through our retail Car Sales operations has been limited to date, we believe that such dispositions may increase as our Car Sales operation is able to absorb more vehicles and as management evaluates the mix of program vehicles and vehicles not subject to manufacturers' repurchase programs.

     Of the 138,800 rental vehicles we purchased in 1998, we sold 115,000 back to manufacturers pursuant to repurchase programs, 22,800 through third-party channels (such as public auctions) and approximately 1,000 through our Budget Car Sales stores.

     Utilization and Seasonality. Our Car Rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 1998, our average monthly fleet size in North America (excluding Premier Car Rental and Van Pool Services) ranged from a low of 84,697 vehicles in January to a high of 107,884 vehicles in August. Fleet utilization for 1998, which is based on the average number of days vehicles are rented compared to the total number of days vehicles are available for rent, ranged from 72.9% in December to 85.1% in August and averaged 80.4%.

     Yield Management. In 1998, we implemented a new yield management system for our Car Rental business developed in conjunction with Talus, a leading supplier of such systems. The system uses information from our reservations, fleet management and other systems to optimize our rental pricing and fleet utilization. Our yield management system is now operational in approximately 90 airport markets and we are beginning to see improvements in daily dollar average and fleet utilization when compared to prior periods.

     MARKETING

     General. We rent a wide variety of vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. Rentals are generally made on a daily, weekly or monthly basis and generally include unlimited mileage. Rental charges are computed on the basis of the length of the rental or, in some cases, on the length of the rental plus a mileage charge. Rates vary at different locations depending on the type of vehicle rented, the local market and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. We also generally offer our customers the convenience of leaving a rented vehicle at a location in a city other than the one in which it was rented, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed. We facilitate one-way car rentals between approximately 600 corporate-owned and franchised locations in the United States. This program enables us to operate more fully as an integrated network of locations.

     Customer Service. Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. Each month we randomly survey over 3,000 customers to measure service levels by location. We identify specific areas of achievement and opportunity from these surveys. We address areas of improvement on a system-wide level and develop standard methods and measures. To drive improvement, the service standards are audited routinely by management and service delivery standards assessors. The major focus areas of these assessments include: (i) speed of rental/return process; (ii) vehicle condition and availability; (iii) customer interaction, including helpfulness and courtesy; and (iv) location image. In addition, Budget utilizes a toll-free "800" number that allows customers to report problems directly to our customer relations department. We prepare monthly reports of the types and number of complaints received for use in conjunction with the customer satisfaction reports by location management as feedback of customer service delivery. Furthermore, we participate in the annual J.D. Power and Associates survey process to ensure that competitive levels of performance are achieved.

     Marketing Programs. During 1998, we implemented two new programs -- Perfect Drive and Fastbreak. In April 1998, we launched Perfect Drive, an innovative customer loyalty program. Perfect Drive allows members to accumulate points for renting Budget vehicles, with the points being redeemable for discounts on future rentals as well as select products offered through vendors such as Calloway Golf, K2 and Bolle. In August 1998, we launched Fastbreak, an express service program featuring paperless transactions that is now available at approximately 140 airports nationwide.

     Travel Agent Incentives. We estimate that approximately 38% of domestic car rental revenue is attributable to reservations made through travel agents. To develop business in this market we have implemented Unlimited Budget, a loyalty incentive program for travel agents. In conjunction with Carlson

Marketing Group and MasterCard, we developed the Unlimited Budget MasterCard, which is designed around a personal debit card. Travel agents earn reward points for every eligible U.S. business and leisure rental completed by their clients, which are deposited in a special debit card account in the travel agent's name and can be used like cash. We have had great success with this program, having enrolled over 42,000 travel agents since September 1997.

     Sears Car and Truck Rental. In 1970, we established a contractual relationship with Sears which allows Budget operating locations to provide car and truck rentals under the Sears name. Sears Car and Truck Rental customers may use their Sears charge card for payment of rental charges. Sears Car and Truck Rental is available at approximately 900 Budget locations in the United States.

     FRANCHISING

     Of the approximately 3,200 Budget worldwide car and truck locations at December 31, 1998, more than 68% were owned and operated by franchisees, and these locations accounted for 54% of Budget system-wide revenue for 1998. Franchised locations range from large operations in major airport markets with fleet sizes in excess of 4,000 vehicles and franchise territories within an entire country to operations in small markets with fleets of fewer than 50 vehicles.

     We consider our relationships with our franchisees to be excellent. We work closely with franchise advisory councils in formulating and implementing sales, advertising and promotional, and operating strategies and meet regularly with these advisors and other franchisees at regional, national and international meetings. As part of our growth strategy, we seek to add new franchises worldwide when opportunities arise. Additional franchises provide us with a source of high margin revenue as there are relatively few additional fixed costs associated with fees paid by new franchisees to us.

     Our relationships with Budget franchisees are governed by franchise agreements that grant to the franchisees the right to operate Budget vehicle rental businesses in certain exclusive territories. These franchise agreements provide us with rights regarding the business and operations of each franchise and impose restrictions on the transfer of the franchise and on the transfer of the franchisee's capital stock. Each franchisee is required to operate each of its franchises in accordance with certain standards contained in the Budget operating manual. We have the right to monitor the operations of franchisees and any default by a franchisee under a franchise agreement or the operating manual may give us the right to terminate the underlying franchise.

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

     During 1998, we acquired 9 franchisees in North America, including those in Montreal, Puerto Rico and Cleveland, and three franchisees abroad -- New Zealand, Spain and Austria. We believe that acquisitions of select franchised locations can ensure consistent quality, pricing and service and makes us more attractive to our corporate customers who demand consistent rates among all Budget locations.

  VAN POOLING OPERATIONS

     Our commuter van pooling subsidiary, VPSI, Inc. ("Van Pool Services"), operates in 60 markets throughout the United States. In June 1998, we acquired Vipre B.V., a Dutch provider of van pooling services, and intend to use this as a launching point for further expansion in the European market. Van Pool Services had 1998 revenue of $46.9 million and at December 31, 1998, operated a fleet of approximately 4,200 passenger vans.

     Founded in 1977, Van Pool Services provides van pooling services to individuals, corporations and municipalities. Pursuant to van pool agreements with either the volunteer driver, corporation or municipality, the contracting party agrees to drive or arrange a van pool which travels a fixed route set by us. We set the fees, which are collected by the driver and remitted to us. This business is particularly attractive because it generates high returns on capital and is primarily contract based.

  PREMIER CAR RENTAL

     We serve the insurance replacement market through Premier Car Rental LLC ("Premier Car Rental"). Premier Car Rental had 1998 revenue of $61.4 million and operated a network of 207 locations across the United States at December 31, 1998. We are able to use relatively older vehicles in this market which helps with the cascading of our rental fleet. Premier Car Rental's principal competitors include Enterprise, Car Temps, Hertz Local Edition and a range of regional insurance replacement companies.

  OTHER

     AIRPORT RENTAL CONCESSIONS

     In general, concession fees for airport locations are based on a percentage of total commissionable revenues (as determined by each airport authority), subject to minimum annual guarantee amounts. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. Our concession agreements with the various airport authorities generally impose certain minimum operating requirements, provide for relocation in the event of future construction and provide for abatement of the minimum annual guarantee in the event of extended low passenger volume.

     INFORMATION TECHNOLOGY

     Our information technology is designed to provide Budget with high quality, cost-effective systems and services on a timely basis. In late 1995 we implemented BRACC's state-of-the-art reservation system, which consists of a highly integrated mainframe system with an intelligent workstation component for reservation agents, allowing them to access pertinent information in a fast and user-friendly manner. The reservation system has direct interfaces to the airline system and captures key corporate and customer information.

     Budget's rental counter and back-office system, BEST I, supports both corporate-owned and franchisee operations, and its fleet system supports the financing, accounting and ordering for all brands of vehicles including direct ordering lines to Ford, Toyota, Chrysler, GM and Isuzu. Our human resources, benefits and payroll interface is supported by a client-server system that automatically feeds to an outsourced payroll system. In March 1999 we entered into a seven-year global technology agreement with Computer Sciences Corporation ("CSC") to outsource administration of all our information systems, which we believe will result in substantial savings. See the section in this Item entitled "-- Information Systems." We intend to continue to enhance and consolidate our information technology systems in order to further facilitate Budget's delivery of consistent customer service at all of its locations.

TRUCK RENTAL

     Our Truck Rental segment is comprised of the following operations:

                                                                                     TRUCK RENTAL
                                                                                        SEGMENT
                                                                                         1998
  OPERATING COMPANY                                     BUSINESS                        REVENUE
  -----------------                                     --------                     -------------
                                                                                     (IN MILLIONS)
                                                                                     -------------
  Budget Truck Rental                 Local and one-way consumer and light              $174.8
                                      commercial truck rental operator and
                                      franchisor
  Ryder TRS                           Local and one-way consumer truck rental            346.2*
                                      operator, primarily through dealers
  Cruise America                      Recreational vehicle rental operator and            92.7
                                      retailer

---------------

* June through December 1998. Ryder TRS had full-year 1998 revenue of $543 million.

     In 1998, our Truck Rental revenue was $613.7 million. We operate a combined truck rental fleet of over 49,000 Ryder and Budget trucks through a network of over 4,100 corporate-owned, dealer and franchised locations. In June 1998, we purchased Ryder TRS, the second largest provider of truck rentals and related moving supplies to consumers in the United States. With its fleet of over 30,000 yellow trucks, Ryder has strong brand recognition and enjoys a high level of satisfaction among consumers. Budget Truck Rental is the third largest truck rental company in the U.S. and has traditionally been strong in the light commercial market. Together, Budget Truck Rental and Ryder TRS comprise 27% of the U.S. truck rental market, second only to U-Haul's 52% share. With our acquisition of Ryder TRS, we have expanded our truck rental distribution points from approximately 400 to approximately 4,100 combined locations and added new Ryder distribution points to other Budget Group companies.

     Information on the estimated system-wide fleet size and U.S. locations at December 31, 1998 and business mix by revenue for the year for Ryder TRS and Budget Truck Rental is set forth below:

                                                                             BUSINESS MIX
                                                                        -----------------------
                                               FLEET SIZE   LOCATIONS   CONSUMER    COMMERCIAL
                                               ----------   ---------   --------   ------------
Ryder TRS....................................    32,000       3,500        75%          25%
Budget Truck Rental..........................    17,000         625        50%          50%
                                                 ------       -----
          Totals.............................    49,000       4,125

  TRUCK RENTAL GROUP INTEGRATION

     In an effort to generate maximum returns from our truck rental brands, we intend to effect the full integration of the Budget and Ryder TRS truck systems, including management, procurement, maintenance, fleeting, pricing and reservations. In pursuing this goal, we expect to improve our image, fleet quality and delivery system as we reduce costs and improve margins.

     Management is now taking steps to consolidate our pricing structure, implement Ryder's state-of-the-art information technology systems throughout our truck rental network and expand our profitable conjunctive car and truck rental locations. We intend to replace 10,000 of the oldest Ryder trucks with new trucks to create a younger truck fleet. Our goal is to reduce the average life of our truck rental fleet from over three years to 24 months. Utilization of Budget truck facilities for maintenance of Ryder trucks, an activity previously performed by third parties at high cost, together with other cost-cutting initiatives, is expected to allow us to reduce Ryder's costs going forward. We anticipate the resulting higher utilization and lower maintenance and other costs to lead to higher profitability.

  RYDER TRS

     Ryder TRS is the second largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 32,000 trucks operating through 3,500 dealers at December 31, 1998.

     The table below presents certain operating statistics of Ryder TRS for the period that we have owned the business in 1998:

                                                              JUNE-DECEMBER 1998
                                                              ------------------
Transactions................................................       1,293,183
Revenue per transaction.....................................      $      256
Monthly revenue per vehicle.................................      $    1,433
Utilization.................................................            46.2%
Daily dollar average........................................      $   101.46

     The following chart sets forth the percentage of total revenue that each of Ryder TRS's products and/or services represented for the year ended December 31, 1998:
                                   pie chart

     Ryder TRS's truck rental services are offered through a national network of approximately 3,500 dealers and approximately 20 corporate-owned and operated outlets at December 31, 1998. Dealers have access through their point-of-sale systems to information concerning inventory levels at all dealers within their market. Dealerships consist primarily of auto sales and service retailers, rental centers, self storage centers, car rental locations and other vehicle-related businesses that are owned by independent parties. In addition to operating their principal lines of business, these dealers rent our trucks to consumers, and we pay the dealers a commission on all truck rentals and other sales and rentals. Dealership agreements generally can be terminated by either party upon 30 to 90 days prior written notice, depending on dealer tenure.

  BUDGET TRUCK RENTAL

     Through Budget Truck Rental, we operate the third largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 15,300 trucks at December 31, 1998. Budget Truck Rental had 62% growth in revenue and 25% growth in earnings in 1998. Rental facilities are typically operated in conjunction with Budget Car Rental locations. At December 31, 1998, we rented Budget trucks at approximately 400 corporate-owned locations and 225 franchised locations.

     The table below presents certain operating statistics of corporate-owned Budget truck rental operations:

                                                                1998
                                                              --------
Transactions................................................   656,178
Revenue per transaction.....................................  $    260
Monthly revenue per vehicle.................................  $  1,027
Utilization.................................................      56.7%
Daily dollar average........................................  $  59.54

     The following chart sets forth the percentage of total revenue that each of Budget Truck Rental's products and/or services represented for the year ended December 31, 1998:
                                  (Pie Chart)

  VEHICLE ACQUISITION AND DISPOSITION

     Ryder TRS purchases the chassis for its trucks primarily from Ford, General Motors, Isuzu and Navistar, and purchases the "boxes" (the storage compartment on the back of the truck) from several companies. Orders are generally placed in the fall for delivery in time for the busy summer season. Ryder TRS and Budget Truck Rental consolidated their vehicle purchasing functions in 1998. We have leveraged our purchasing expertise to buy vehicles on terms more favorable than either company would be capable of achieving independently. We anticipate these savings will increase substantially in future years. Ryder TRS disposes of its used vehicles through several outlets, including trade-ins through manufacturers, sales through our truck sales operations and sales through Ryder TRS's dealers. Ryder TRS disposes of its trucks throughout the year, with a larger proportion being sold or traded during the first and fourth quarters.

  FLEET UTILIZATION AND SEASONALITY

     Truck rentals display some seasonality, with generally higher levels of demand occurring during the summer months and the third quarter typically being our strongest quarter. On average, approximately 50% of Ryder TRS's annual revenue are earned from May through September, with August being the strongest month. Budget Truck Rental experiences the same seasonality; however, its emphasis on the light commercial market serves to dampen its magnitude.

  SUPPLEMENTAL PRODUCTS AND SERVICES

     We supplement our Truck Rental business with a range of other products and services. We rent automobile towing equipment and other moving accessories such as hand trucks and furniture pads and sell moving supplies such as boxes, tape and packing materials. We also offer customers a range of liability-limiting products such as physical damage waivers, personal accident and cargo protection and supplemental liability protection. These accessory products enhance our appeal to consumers by offering customers "one-stop" moving services. Ryder TRS offers comprehensive household goods relocation services to corporate employee relocation departments through Ryder Move Management. However, we currently intend to sell Ryder Move Management in order to concentrate our efforts on more profitable areas of our business.

  CRUISE AMERICA

     On January 28, 1998, we acquired Cruise America, which is the largest company in North America specializing in the rental and sale of recreational vehicles (RVs). Cruise America had 1998 revenue of $92.7 million.

     Cruise America began rental and sales operations in Miami, Florida in 1972, with an initial strategy to locate rental centers in metropolitan gateway cities which are destinations for large numbers of domestic and international travelers. Since that time, Cruise America has established rental and/or sales locations across the United States and Canada.

     At December 31, 1998, Cruise America operated a total of 127 locations and a rental fleet of approximately 3,200 RVs. Besides rentals, Cruise America sells new and used RVs (including vehicles retired from the rental fleet) from its hub offices. The sales effort is marketed under the name RV DEPOT, and for the year ended December 31, 1998, RV sales represented approximately 41% of Cruise America's total revenue.

  AGREEMENT IN PRINCIPLE WITH STORAGE USA

     In March 1999, we reached an agreement in principle to create a strategic alliance with Storage USA, Inc. ("Storage USA") and Storage USA Franchise Corp., an affiliate of Storage USA. Under the proposed alliance, Storage USA, which operates 485 self-storage facilities in 31 states and the District of Columbia, and Budget would: (i) brand selected Storage USA facilities as "Budget Storage USA" and market the new Budget Storage USA franchise to other independent self-storage operators; (ii) grant Storage USA the right to offer Budget and Ryder truck rentals at its facilities across the country; and (iii) share truck rental and self-storage leads received from the companies' toll-free numbers.

CAR SALES

     We sell cars, sport utility vehicles and trucks through our retail car sales facilities and are one of the largest independent retailers of late model vehicles in the United States. At December 31, 1998, we operated 38 retail car sales facilities, including three new car dealerships, in 27 markets nationwide. Our Car Sales operations had 1998 revenue of approximately $548 million ($438 million from used car sales and $110 million from new car sales) on sales of 26,102 vehicles.

     We entered the retail car sales market in the early 1980s to capitalize on what we believed was a profitable segment in the car industry that would lend synergies to our vehicle rental business. We achieve an important synergy from our ability to sell more seasoned, non-program Budget rental cars through the retail car sales channel rather than through less profitable auctions. However, opening multiple sites in a relatively short period of time strained our resources and sales volume has not met expectations. We have now suspended expansion of our Car Sales business in order to focus on profitability at the store level.

     Existing stores will be more closely monitored for compliance with our original business model. We believe we can improve profitability by building awareness, store traffic and potential long-term customers by placing car sales and car rentals in high visibility, conjunctive use locations. We intend to offer this attractive conjunctive use opportunity to select franchisees soon.

     In further response to the lack of profitability of certain of our car sales stores, we closed three of our car sales facilities in 1999. In 1999, we are considering various alternatives relating to Budget Car Sales to improve profitability. We are currently reviewing options to either franchise or close certain other underperforming stores. Having prepared our Uniform Franchise Offering Circular, we are able to sell Budget Car Sales franchises in 48 states and have received indications of interest from a number of potential franchisees. In addition, we are in negotiations with a strategic partner who may assist us in managing underperforming stores. We expect these and other strategic initiatives will be completed by the end of the second quarter of 1999 in an effort to achieve break-even for full-year 1999.

     The 1998 acquisitions of three successful new car dealerships provides us with what we believe will be new profit opportunities and corporate-wide synergies from our Car Sales business. We believe the stronger buying power we now enjoy as a result of these recent acquisitions will improve profitability in 1999. We believe we will reduce rental fleet acquisition and related costs by purchasing vehicles through our own new car dealerships, paying wholesale prices for a projected $1 million worth of auto parts in 1999 and enhancing the inventories of Budget Car Sales by obtaining access to formerly closed dealer auctions.

REGULATORY AND ENVIRONMENTAL MATTERS

     We are subject to foreign, federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, retail vehicle sales and labor matters.

     Environmental Matters. The principal environmental regulatory requirements applicable to our operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Approximately 170 of our facilities contain petroleum products stored in underground or aboveground tanks. We conduct environmental compliance programs designed to maintain compliance with applicable technical and operational requirements, including periodic integrity testing of underground storage tanks and providing financial assurance for remediation of spills or releases. We believe that our operations currently are in compliance, in all material respects, with such regulatory requirements including Federal regulations governing underground storage tanks that became effective in December 1998.

     The historical and current uses of our facilities may have resulted in spills or releases of various hazardous materials, wastes or petroleum products ("Hazardous Substances") which now, or in the future, could require remediation. We also may be subject to requirements related to remediation of Hazardous Substances that have been released to the environment at properties we own or operate, or owned or operated in the past, or at properties to which we send, or have sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

     We have been required to remediate certain of our locations because of leaks or spills of Hazardous Substances. These locations may require further remediation. Subject to certain deductibles, the availability of funds, the compliance status of the tanks and the nature of the release, we may be eligible for reimbursement or payment of remediation costs associated with releases from registered underground storage tanks in states that have established funds for this purpose.

     Although we do not know the exact cost of any necessary remediation at our facilities, we do not expect it to exceed $3.2 million over the next several years.

     Under the terms of the BRACC acquisition in April 1997, which included approximately 130 BRACC rental facilities containing underground or aboveground storage tanks, Ford has agreed to indemnify us for certain environmental losses resulting from environmental conditions at the acquired facilities for a limited time period and subject to substantial financial limitations.

     Ford's indemnity obligation for environmental and certain other matters is capped at $40.0 million. Ford is required to indemnify us for losses resulting from breaches by BRACC of the representations and warranties in the BRACC acquisition agreement (including those relating to environmental matters) to the extent that such losses are not covered by reserves established by BRACC or any insurance policies and exceed $15,000 individually and $2.0 million in the aggregate. Ford is not required to pay the first $2.0 million of aggregate losses (including those relating to environmental matters). Furthermore in order to be indemnified for such losses, we must notify Ford of any breach of the representations or warranties in the BRACC acquisition agreement by April 2000. While the indemnification may cover certain environmental costs incurred in the future, to date, we have not asserted any claims against Ford. In addition to the Ford indemnity, when we bought certain franchise territories, the sellers indemnified us for certain undisclosed environmental liabilities, including certain remediation costs.

     Franchise Matters. As a franchisor, we are subject to federal, state and foreign laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain states, also apply substantive standards to the relationship between the franchisor and the franchisee, including those pertaining to default, termination and nonrenewal of franchises.

     Other Matters. Regulations enacted by various federal and state authorities affect our business. The financing activities of our Car Sales business are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws, installment sales laws and other consumer protection regulations.

INFORMATION SYSTEMS

     As our ownership of BRACC locations increases and the integration of our Truck Rental business continues, in addition to an intensified effort to integrate other core Budget Group companies, centralized control and uniform administration of our information systems has become increasingly important. Tight control of all of our information systems, from terminals at the rental counters to workstations at our office facilities, is necessary to keep redundancy low and quality consistently high. Accordingly, we have recently centralized management of all information systems within our Information Technology group. In March 1999, we entered into a seven-year global technology agreement with CSC to outsource administration of all of our information systems, which we believe will result in substantial savings. As part of the agreement, our global information technology operations, including data centers, networks, user support, applications and maintenance, will be run and managed by CSC.

RESERVATIONS SYSTEMS

     We operate a state-of-the-art computerized reservation system through WizCom International, Inc. Our main reservations facility is located in the Dallas metropolitan area, with 29 additional centers located in other cities, collectively handling approximately 8.9 million incoming calls in 1998. A consolidation effort is under way to rationalize smaller reservation centers and realize benefits of scale. By year-end, we anticipate operating five super-regional reservation centers, including the main facility in Dallas. In addition to traditional call-in reservations and inquiries, our system handles millions of inquiries and reservations through links to the major U.S. airline global distributions systems and other travel agent and travel industry sources. The system is also linked to the Internet, allowing customers to receive rate quotes as well as book reservations online. The system currently handles reservations for Budget Rent a Car in the U.S. as well as for our Budget Truck Rental operations. Although Ryder TRS currently outsources its reservations function to an outside vendor, we intend to consolidate its reservations with the current truck rental reservations now being handled through our internal reservations system.

ORLANDO SHARED SERVICES CENTER

     In order to realize certain cost efficiencies as well as to ensure that we are optimally leveraging our substantial resources, we are centralizing back-office support at our shared services center based in Orlando. Functions currently provided to Budget Group companies through the shared services center include: payroll;

accounts payable and accounts receivable processing; fleet financing and administration (titling, registration, etc.) support; and accounting and audit functions.

TRADEMARKS

     We own the Budget trademark and have registered it with the patent and trademark office in the United States and in more than 100 countries, territories and foreign jurisdictions worldwide. We consider the Budget name and logo rights to be an important part of our business.

     Budget Group, Inc. has the royalty-free right to use certain Ryder trademarks, subject to certain restrictions, until October 2006. After October 2001, we must begin co-branding the Ryder brand name with another brand name. In October 2006, we will no longer be permitted to use the Ryder name in any manner and will transition the business to the brand name we choose. We also have the royalty-free right to use the 1-800-GO-RYDER number, subject to certain restrictions, for a period of up to 12 years and the right to use the Ryder signature color scheme in perpetuity, subject to certain restrictions. Ryder's material trademarks have been registered with the U.S. Patent and Trademark Office. The unexpected loss of such trademarks prior to October 2006 could have a material adverse effect on our business.

COMPETITION

     There is intense competition in the vehicle rental industry particularly with respect to price and service. We cannot assure you that we will be able to compete successfully with either existing or new competitors. In any geographic market, we may encounter competition from national, regional and local vehicle rental companies. Our main competitors in the car rental market are Alamo, Avis, Enterprise, Hertz and National. In our Truck Rental business, we face competition primarily from Penske and U-Haul. Many of our competitors have larger rental volumes, greater financial resources and a more stable customer base than we have.

     In the past, we have had to lower our rental prices in response to industry-wide price cutting and have been unable to unilaterally raise our prices. Moreover, when the car rental industry has experienced vehicle oversupply competitive pressure has intensified.

     The retail car sales industry is also characterized by intense competition, consisting primarily of local new car dealerships selling new and late model used cars. In addition to local dealerships, we may face competition from retailers such as CarMax and AutoNation. These retailers compete on the basis of large inventory size, no-haggle pricing and after-sale service. We cannot assure you that we will be able to compete effectively in the retail care sales industry.

EMPLOYEES

     At December 31, 1998, we employed approximately 14,500 persons. At December 31, 1998, approximately 1,539 employees in various locations throughout the United States were subject to collective bargaining agreements. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Budget Group's headquarters facility consists of a 2,500 square foot leased office in Daytona Beach, Florida. Other significant properties include 149,088 square feet of leased office space plus 11,400 square feet of space for a data center in Lisle, Illinois, a suburb of Chicago, from which BRACC operates; a 69,300 square foot reservations center in Carrollton, Texas, which is owned by us; a 61,168 square foot leased administrative center in Orlando, Florida; a 21,600 square foot leased international headquarters facility in Hemel Hempstead, England, a suburb of London; a 66,306 square foot leased headquarters facility in Denver, Colorado from which Ryder TRS operates; three leased Ryder TRS administrative facilities located in Aurora, Colorado consisting of 21,163 square feet, Miami, Florida consisting of 117,461 square feet and Norcross, Georgia consisting of 27,349 square feet; and a 12,585 square foot leased office in Indianapolis,

Indiana from which Budget Car Sales and Premier Car Rental operate. Management believes that these facilities are sufficient for our needs.

     We operated a total of 656 Budget car and truck U.S. airport and local market rental facilities at December 31, 1998, most of which are leased. The leased properties are generally subject to fixed-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to the airport. Most airport facilities include vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. Local market rental facilities generally consist of a limited parking facility and a rental and return desk.

ITEM 3.  LEGAL PROCEEDINGS

     We terminated the franchise agreement of our Budget franchisee for Germany in June and September 1998 based on alleged violations of provisions in the underlying franchise agreement and ceased to provide services, such as reservations and credit card processing, effective as of October 23, 1998. Reservations that would have been transmitted to and serviced by our franchisee in Germany are now being handled, on an interim basis, by National Car Rental. The franchise termination is being contested by the franchisee. We intend to replace the current German franchisee with new franchisees and/or corporate-owned locations. Until such time, we may experience an adverse effect on business in, and originating from, Germany.

     Jeffrey R. Mirkin, one of our directors, has been the President and Chief Executive Officer and a general partner of Budget Rent a Car of Southern California, a general partnership ("SoCal"), since 1985. SoCal has a Budget car rental franchise from BRACC for all of Southern California. We operate as a subfranchisee of SoCal at many locations in Southern California. We are a named defendant in an action for declaratory relief filed by SoCal on March 23, 1998 in the Superior Court of Los Angeles in which SoCal is seeking a determination, given the SoCal Franchise Agreement, as to whether we can operate locations of Premier Car Rental in Southern California. Also, SoCal is a party to a shareholders' agreement dated as of October 20, 1995 among SoCal, Messrs. Miller, Kennedy and Congdon and us (the "SoCal Shareholders' Agreement"). The SoCal Shareholders' Agreement grants SoCal the right to designate one nominee to our Board of Directors, which nominee shall be reasonably satisfactory to the Nominating Committee of the Board of Directors. SoCal's nominee, Mr. Mirkin, was not found to be reasonably satisfactory to the Nominating Committee, and Mr. Mirkin was not nominated as a director for election at the 1999 Annual Meeting of Stockholders. On March 1, 1999, Mr. Mirkin filed suit in the Superior Court of Los Angeles against us and Messrs. Miller, Kennedy and Congdon seeking to require us to accept Mr. Mirkin as a member of the Board of Directors. We believe we have meritorious defenses in the foregoing actions and will defend ourselves vigorously.

     In addition to the foregoing matters, from time to time we are subject to routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each of our executive officers and directors:

                NAME                   AGE                 POSITION(S) WITH THE COMPANY
                ----                   ---   --------------------------------------------------------
Sanford Miller.......................  46    Chairman of the Board of Directors, Chief Executive
                                             Officer and Director
Jeffrey D. Congdon...................  55    Vice Chairman of the Board of Directors and Director
Robert L. Aprati.....................  54    Executive Vice President, General Counsel and Secretary
Scott R. White.......................  35    Executive Vice President, Corporate Development
Michael B. Clauer....................  42    Executive Vice President and Chief Financial Officer
Mark R. Sotir........................  35    President, North America, Budget Rent a Car Corporation

     SANFORD MILLER has been Chairman of the Board of Directors, Chief Executive Officer and a director since April 1994. From August 1991 to August 1994, he was Vice President of Tranex Rentals of New York, Inc., which operated the Albany and Rochester, New York Budget franchises, and from December 1991 to August 1994, was Vice President of Capital City Leasing, Inc., which operated the Richmond, Virginia Budget franchise. From 1989 to 1991, Mr. Miller served as Director of Marketing, Special Accounts, for BRACC. From 1981 to 1989, Mr. Miller was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1979 to 1981, he was North East Regional Field Operation Manager for BRACC. Mr. Miller served as President of the American Car Rental Association, a nationwide industry trade association, in 1993 and Chairman of the Licensee Local Market Advisory Board of Budget in 1989 and 1990. Mr. Miller is also a director of Tranex Credit Corporation, which provides financing for purchases of previously owned vehicles, AVTEAM, Inc., a global supplier of aftermarket aircraft engines, engine parts and airframe components, and Peninsula Bank of Central Florida and is the Chairman of the Board of College Foundation, Inc., Oswego State University. Mr. Miller is the first cousin of Ronald D. Agronin, one of our directors.

     JEFFREY D. CONGDON has been Vice Chairman of the Board of Directors since January 1991 and was elected as a director in April 1994. From January 1991 to March 1998 he also served as Chief Financial Officer. Since December 1990, he has been Secretary, Treasurer and a director of Tranex Credit Corporation. From 1980 to 1989, he was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1982 to 1996, Mr. Congdon owned and operated retail new and/or used vehicle sales operations in Indianapolis, Indiana. Mr. Congdon is currently a director of Smart Choice Automotive Group, Inc., which conducts a retail used car sales business in Florida.

     ROBERT L. APRATI has been Executive Vice President, General Counsel and Secretary since August 1997, was Senior Vice President, General Counsel and Secretary of BRACC from January 1988 to July 1997 and was Vice President, General Counsel and Secretary of BRACC from September 1978 to January 1988. Mr. Aprati has been a long-standing director and is the immediate past President of the American Car Rental Association.

     SCOTT R. WHITE has been Executive Vice President, Corporate Development since February 1997. From August 1992 to February 1997, he worked in the Investment Banking Department of Credit Suisse First Boston Corporation, most recently as a vice president. In addition, he was a financial analyst at The First Boston Corporation from July 1986 to July 1989.

     MICHAEL B. CLAUER has been Chief Financial Officer since November 1997 and an executive vice president since September 1998. From November 1997 to September 1998 he was a senior vice president of Budget Group. From April 1996 to November 1997, he served as Senior Director of Finance, Strategy & Planning for the North America National Franchise Business Units of the Pepsi-Cola Company. From September 1994 to April 1996, Mr. Clauer was the Senior
Director -- Field Finance for Pepsico International Restaurants, Inc. From June 1992 to September 1994, he served as Senior Director -- Finance, Central Division for Pizza Hut, Inc.

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 17, 1997, Budget Group's Class A common stock has been listed on the New York Stock Exchange under the symbol "BD." Prior to such date, the Class A common stock was traded in the Nasdaq National Market under the symbol "TBUD." The following table details the high and low bid information for the Class A common stock as reported by the Nasdaq National Market or the high and low sales prices for the Class A common stock as reported by the New York Stock Exchange, as the case may be, for the periods indicated:

                                                               HIGH       LOW
                                                              -------   -------
YEAR ENDED DECEMBER 31, 1997:
  First Quarter.............................................  $29.500   $16.000
  Second Quarter............................................   34.875    19.000
  Third Quarter.............................................   37.000    28.188
  Fourth Quarter............................................   37.750    32.500

YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................  $39.500   $30.000
  Second Quarter............................................   39.000    26.875
  Third Quarter.............................................   33.125    17.000
  Fourth Quarter............................................   25.000    11.000

     On March 29, 1999 (i) the last sale price of the Class A common stock as reported on the New York Stock Exchange was $12.50 per share and (ii) there were 295 holders of record of the Class A common stock and three holders of record of the Class B common stock.

     We have never paid any cash dividends on our common stock, and the Board of Directors currently intends to retain all earnings for use in our business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     In December 1998, we issued an aggregate 271,416 unregistered shares of Class A common stock to 18 of our senior officers for an aggregate $3,524,624 pursuant to our Executive Share Purchase Program. The sales were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for each year in the five-year period ended December 31, 1998. The information presented as of and for the years ended December 31, 1995, 1996, 1997 and 1998 is derived from the audited consolidated financial statements of Budget Group, which reflect the pooled operations of Budget Group and Cruise America, acquired by Budget Group on January 28, 1998. The information presented as of and for the year ended December 31, 1994 is derived from Budget Group's unaudited consolidated financial statements. In the opinion of management, all unaudited consolidated financial statements used to derive the information have been prepared on the same basis as the audited financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the results for the period indicated. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED AND AS OF DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1994       1995       1996        1997         1998
                                                     --------   --------   --------   ----------   ----------
                                                        (IN MILLIONS, EXCEPT OPERATING AND PER SHARE DATA)
Statement of Operations Data:
  Vehicle rental revenue...........................  $   74.1   $  151.7   $  276.3   $  1,070.4   $  1,934.7
  Retail vehicle sales revenue.....................      51.6       86.2      169.3        289.1        583.3
  Total operating revenue..........................     125.7      239.5      447.8      1,411.4      2,616.2
  Depreciation -- vehicle..........................      16.8       38.1       71.7        292.1        500.2(a)
  Cost of vehicle sales............................      46.0       76.8      146.5        251.1        524.9
  Operating income.................................       8.8       23.2       47.6        171.0        206.3(a)
  Income (loss) before income taxes................      (0.5)       3.2       12.9         55.6          6.6(a)
  Net income (loss) (before extraordinary item)....      (0.7)       1.7        7.8         29.8         (3.6)(a)
  Weighted average common and common equivalent
    shares outstanding:
    Basic..........................................       5.3        8.0       10.8         20.1         32.1
    Diluted........................................       5.3        8.0       11.1         27.9         32.1
  Earnings per common and common equivalent share:
    Basic (before extraordinary item)..............  $  (0.12)  $   0.21   $   0.72   $     1.48   $    (0.12)
    Diluted (before extraordinary item)............     (0.12)      0.21       0.70         1.25        (0.12)
Segment Revenue:
  Car Rental(b)....................................                           313.7(c)   1,014.8      1,527.5
  Truck Rental(b)..................................                             n/a(c)     215.9        613.7
  Car Sales........................................                           134.1        239.4        547.7
Operating Data:
  Car rental data(d):
    Average rental days per vehicle................                             250(c)       297          294
    Average fleet..................................                           8,917(c)    64,554       95,425
    Average monthly revenue per unit...............                           1,350(c)     1,011        1,009
  Truck rental data:
    Average rental days per vehicle................                             n/a(c)       205(e)       183(f)
    Average fleet..................................                             n/a(c)    11,148(e)    36,439(f)
    Average monthly revenue per unit...............                             n/a(c)     1,212(e)     1,268(f)
Other Data:
  EBITDA(g)........................................                           124.8        486.6        761.0
  Depreciation -- vehicle..........................                            71.8        292.1        500.2
  Interest-vehicle, net(h).........................                            31.6         95.3        176.8
  Adjusted EBITDA(g)...............................                            21.4         99.2         84.0
  Total interest expense...........................                            34.7        115.4        190.2
  Non-vehicle capital expenditures.................                             3.4         10.9         88.4
  Ratio of Adjusted EBITDA to non-vehicle
    interest.......................................                            6.9x         4.9x          6.3x
  Ratio of net non-vehicle debt to Adjusted
    EBITDA(i)......................................                            1.4x         1.6x           NM

                                                       1994       1995       1996        1997         1998
                                                     --------   --------   --------   ----------   ----------
Balance Sheet Data:
  Restricted cash(j)...............................  $   32.7   $   67.7   $   66.3   $    282.7   $    421.5
  Total cash.......................................      35.8       70.5      120.3        444.2        557.7
  Manufacturer receivables(k)......................                            13.9        150.2        241.0
  Rental fleet, net................................     146.9      283.4      401.5      2,093.3      2,839.2
  Retail vehicle inventory.........................      19.2       23.2       28.5         46.9         81.0
  Total assets.....................................     250.6      486.3      700.4      3,689.9      5,134.1
  Vehicle debt.....................................     178.9      361.5      447.5      2,367.9      3,508.9
  Non-vehicle debt.................................       5.5       25.0       83.9        318.3        126.2
  Total debt.......................................     184.4      386.5      531.4      2,686.2      3,635.1
  Stockholders' equity.............................      49.9       64.7      120.4        458.9        650.6

---------------

(a) Includes one-time and restructuring charges of $32.6 million consisting of
    (i) $14.9 million of restructuring charges, largely related to severance and related costs and location closing expenses, (ii) $1.6 million of pooling expenses, (iii) $3.2 million of impairment loss related to goodwill at Car Sales (recorded as amortization and non-vehicle depreciation) and (iv) $12.9 million of other charges (which includes $1.5 million recorded as depreciation-vehicle), net of $12.4 million of taxes.
(b) Includes revenue from car or truck rentals, as appropriate, and related products (such as insurance and loss damage waivers).
(c) Truck rental revenue data for the year ended December 31, 1996, cannot be segregated from car rental revenue. Therefore, car rental revenue data for the year ended December 31, 1996, include both car and truck rental data.
(d) Includes data for Budget Group's North American car rental operations, excluding Van Pool Services and Premier Car Rental.
(e) Includes data for Budget Truck Rental and Cruise America.
(f) Includes data for Budget Truck Rental, Cruise America and Ryder TRS.
(g) EBITDA consists of income before income taxes plus (i) vehicle interest expense, net, (ii) non-vehicle interest expense (including certain debt extinguishment costs), (iii) vehicle depreciation expense and (iv) amortization and non-vehicle depreciation expense. Adjusted EBITDA consists of income before taxes plus (i) non-vehicle interest expense (including certain debt extinguishment costs) and (ii) amortization and non-vehicle depreciation expense. EBITDA and Adjusted EBITDA are not presented as, and should not be considered alternative measures of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but are presented because they are widely accepted financial indicators of a company's ability to incur and service debt. EBITDA and Adjusted EBITDA reflect certain administrative expenses not allocated to operating segments.
(h) Consists of vehicle interest, net of interest income on restricted cash.
(i) Net non-vehicle debt consists of non-vehicle debt less unrestricted cash.
(j) Restricted cash consists of funds borrowed under medium term note and commercial paper programs not invested in rental fleet.
(k) Manufacturer receivables arise from the sale of vehicles to manufacturers pursuant to guaranteed repurchase programs. These manufacturer receivables, to the extent they related to vehicles pledged as collateral under our fleet financing facilities, are also pledged as collateral under those facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this Report, and other written or oral statements made by or on behalf of Budget Group, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, seasonality of our business, competitive factors, integration of acquired businesses, whether our investments and cost-cutting initiatives will be successful, our obligations to deliver a make-whole payment to the former owners of Ryder TRS, the availability and terms of financing for our business, our dependence on a principal vehicle supplier, our obligations under manufacturers' vehicle repurchase programs, litigation with a former franchisee, the impact of various types of regulations, additional risks of our international operations, our ability to pay our debt service obligations and our ability to address Year 2000 issues. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above and other factors that you may wish to consider are contained below in this Item under the sections entitled "Year 2000 Issue" and "Risk Factors."

GENERAL

     Prior to the acquisition of BRACC, we were the largest Budget franchisee in the United States and were one of the largest independent retailers of late model automobiles in the United States. In 1994, we embarked on a strategy to significantly expand our Budget franchise base and to develop a branded retail car sales operation within our Budget franchise territories. Beginning in 1996, we began acquiring and expanding into other rental related businesses. This strategy both leveraged management's experience and created certain operating efficiencies between these complementary businesses.

     The accompanying consolidated financial statements have been restated to reflect the pooling of interests with Cruise America, Inc. as if the companies had combined at the beginning of the first period presented. The 1996 results of operations reported herein include the acquired operations of the Phoenix Budget franchise, Van Pool Services and ValCar Rental Car Sales, Inc. from their respective acquisition dates. The results of operations of Budget Group for 1997 include the operations of BRACC from April 29, 1997. The 1997 results of operations reported herein also include the acquired operations of Premier Car Rental from July 31, 1997 and the Budget franchise in St. Louis from September 30, 1997. In connection with the BRACC acquisition, we changed our name from Team Rental Group, Inc. to Budget Group, Inc. In June 1998, we acquired Ryder TRS. The 1998 results of operations reported herein also include the acquired operations of three new car dealerships effective in June 1998. For a further discussion of these transactions, see Notes 1 and 3 to the Consolidated Financial Statements contained herein.

     We are engaged in the business of the daily rental of vehicles, including cars, trucks, passenger vans and recreational vehicles (through both owned and franchised operations) and the sale of new and late model used vehicles including recreational vehicles.

     Revenues primarily consist of:

          Vehicle rental -- revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations. Retail vehicle sales -- revenue generated from the sales of new and late model used vehicles including recreational vehicles. Royalty fees and other -- fees generated from our licensees and other non-vehicle rental or sales items.

     Expenses primarily consist of:

          Direct vehicle and operating -- includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance. Depreciation, vehicle -- depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment. Cost of retail vehicle sales -- cost of new and late model used vehicles sold at retail or from retail lots including recreational vehicles. Selling, general and administrative -- includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to travel agents and other third parties. Amortization and non-vehicle depreciation -- includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets. Interest and interest income -- vehicle interest relates to financing of revenue earning vehicles and vehicle inventory; interest income is primarily earned on restricted cash.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of operating revenues represented by certain items in Budget Group's consolidated statements of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Vehicle rental revenue......................................   61.7%    75.8%    74.0%
Retail vehicle sales revenue................................   37.8     20.5     22.2
Royalty fees and other revenue..............................     .5      3.7      3.8
                                                              -----    -----    -----
          Total operating revenue...........................  100.0    100.0    100.0
                                                              -----    -----    -----
Direct vehicle and operating expenses.......................   29.1     32.9     31.2
Depreciation expense -- vehicle.............................   16.0     20.7     19.1
Cost of vehicle sales.......................................   32.7     17.8     20.1
Selling, general and administrative expenses................   10.4     14.8     19.0
Amortization and non-vehicle depreciation expenses..........    1.2      1.7      2.1
Restructuring and pooling expenses..........................    0.0      0.0      0.6
                                                              -----    -----    -----
Operating income............................................   10.6     12.1      7.9
                                                              -----    -----    -----
Vehicle interest expense....................................    7.3      7.2      7.2
Non-vehicle interest expense................................    0.7      1.4      0.5
Interest income.............................................   (0.2)    (0.4)    (0.4)
Debt extinguishment costs...................................    0.0      0.0      0.3
                                                              -----    -----    -----
Income before income taxes..................................    2.8      3.9      0.3
Provision for income taxes..................................    1.1      1.8      0.0
Distributions on trust preferred securities.................    0.0      0.0      0.4
                                                              -----    -----    -----
Net income (loss) before extraordinary item.................    1.7%     2.1%    (0.1)%

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     General Operating Results. Income before extraordinary item for 1998 decreased $33.4 million to a loss of $3.6 million from income of $29.8 million in 1997. The income before extraordinary item per share for 1998 decreased to a loss of $.12 per diluted share from income of $1.25 per diluted share in 1997 due to the decrease in earnings partially offset by an increase in the average number of shares outstanding. Income before income taxes decreased $49.0 million in 1998 to $6.6 million from $55.6 million for 1997. Income before income taxes reflects debt extinguishment costs of $9.5 million in 1998 largely for Class A common stock issued to induce conversion of $80.0 million of convertible subordinated notes. We also recognized an extraordinary loss of $45.3 million, net of income tax benefits, in 1998 related to the early extinguishment of guaranteed senior notes and Ryder TRS's 10% senior subordinated notes. See Note 8 to the Consolidated Financial Statements. Ryder TRS contributed approximately $9.1 million in earnings before taxes for the seven months ended December 31, 1998.

     Operating Revenues. Vehicle rental revenue increased $864.3 million in 1998 to $1,934.8 million from $1,070.4 million in 1997. This increase was largely due to the full year impact of BRACC's operations, acquired in the second quarter of 1997, and the Ryder TRS acquisition in the second quarter of 1998, which added a significant number of locations and vehicles to our operations. Revenue from sales of vehicles increased $294.1 million in 1998 to $583.3 million from $289.1 million in 1997. This increase was due to the addition of BRACC's car sales operations, new stores opened by us, and the acquisition of three new car dealerships in June 1998. Royalty fees and other revenues increased $46.3 million in 1998 to $98.2 million from $51.9 million in 1997. These revenues largely represent royalty and other fees from our franchisees as a result of the BRACC acquisition and revenue from Ryder TRS's move management service. Ryder TRS contributed $346.2 million in total revenue and $15.5 million of royalty fees and other revenues.

     Operating Expenses. Total operating expenses increased $1,169.5 million in 1998 to $2,409.9 million from $1,240.4 million in 1997. This increase was also largely due to the addition of BRACC's and Ryder TRS's operations to our operations. Ryder TRS's operating expenses totaled $308.4 million in 1998. Direct vehicle and operating expenses reflect a reduction in insurance reserves of approximately $22.0 million in 1998. This reduction was due to changes in actuarial estimates of losses based on continued favorable trends in the frequency and severity of accidents as well as changes in claims handling procedures implemented within the past 18 months. Excluding the insurance adjustment and the impact of Ryder TRS, direct vehicle and operating expenses increased slightly as a percent of vehicle rental revenue due to increases in vehicle damage, reconditioning expenses and mileage related penalties of approximately $23.4 million on an annualized basis. The increases in reconditioning and mileage related penalties occurred largely in the latter part of 1998 due to changes in terms of certain manufacturer's buyback programs. The cost of retail vehicle sales increased $273.8 million in 1998 to $524.9 million from $251.1 million in 1997. This increase is reflective of the vehicle sales revenue growth with the addition of BRACC's car sales locations, the new car dealership acquisitions and new locations opened by us. Due to weaknesses in used car demand, gross margins from vehicle sales declined in 1998 compared to 1997. The decrease in margins along with startup costs for new locations largely contributed to operating losses of $22.5 million in 1998 as compared to a loss of $2.4 million in 1997 for the retail car sales segment. We expect to suspend the expansion of car sales locations through mid-1999 to focus on improving the results of under-performing stores. The retail car sales operating loss in 1998 includes an impairment loss of $3.8 million related to long term assets of which $3.1 million represented goodwill. Selling, general and administrative expenses increased $289.1 million in 1998 to $498.1 million from $209.0 million in 1997. This increase was also largely due to the addition of BRACC's and Ryder TRS's operations to our operations and also includes a provision of approximately $3.0 million for bad debts in 1998 related to collection inefficiencies brought about by centralization efforts largely in international administrative functions. Amortization and non-vehicle depreciation expense increased $31.0 million in 1998 to $54.5 million from $23.5 million in 1997. This increase was largely due to intangibles, including goodwill, and property and equipment related to the acquisitions of BRACC and Ryder TRS and the previously referred to impairment loss. We recorded restructuring expenses in the fourth quarter of 1998 of $14.9 million largely related to severance and related costs and location closing expenses and incurred $1.6 million in expenses related to our merger with Cruise America. See Notes 1 and 4 to the Consolidated Financial Statements.

     Other (Income) Expense. Other expense, net of interest income, increased $84.3 million in 1998 to $199.7 million from $115.4 million in 1997. This increase was due to the financing of fleet and other borrowings related to the acquisitions of BRACC and Ryder TRS, net of investment income due to the increase in restricted cash, and $9.5 million in debt extinguishment costs related to the conversion of $80.0 million of convertible subordinated notes. See Note 8 to the Consolidated Financial Statements.

     Provision for Income Taxes. The tax provision differs from the statutory rate largely due to the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision and changes in valuation allowances somewhat offset by the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. See Note 12 to the Consolidated Financial Statements.

     Distributions on Trust Preferred Securities. The distributions on trust preferred securities of $10.0 million represents dividend payments to holders of these company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group. These distributions are reflected as a minority interest under the above mentioned caption.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     General Operating Results. Net income for 1997 increased $22.0 million to $29.8 million from $7.8 million in 1996. Diluted earnings per share for 1997 increased to $1.25 per share from $.70 per share in 1996. Income before income taxes increased $42.7 million for 1997 to $55.6 million from $12.9 million for 1996.

     Operating Revenues. Vehicle rental revenue increased $794.1 million in 1997 to $1,070.4 million from $276.3 million in 1996. This increase was due primarily to the acquisition of BRACC which added over 370 locations and over 67,000 vehicles to our operations in the U.S. Revenue from the sales of vehicles increased $119.8 million in 1997 to $289.1 million from $169.3 million in 1996. This increase was due primarily to the addition of BRACC's 11 car sales locations as well as 4 new stores opened by us. Royalties and other revenues totaled $51.9 million in 1997 and largely represent royalty and other fees due from our franchisees as a result of the BRACC acquisition.

     Operating Expenses. Total operating expenses increased $840.2 million in 1997 to $1,240.4 million from $400.2 million in 1996. This increase was largely due to the addition of BRACC's operations to our operations. The cost of vehicles sold increased $104.6 million in 1997 to $251.1 million from $146.5 million in 1996. This increase is reflective of the car sales revenue growth with the addition of BRACC car sales locations and new locations opened by us. Selling, general and administrative expenses in 1997 includes a $10.0 million one-time charge to establish an accrual for damages. See Note 14 to the Consolidated Financial Statements. Amortization and non-vehicle depreciation expense increased $18.1 million in 1997 to $23.5 million from $5.4 million in 1996. This increase was largely due to property and equipment and intangibles, including goodwill, related to the acquisition of BRACC. Changes from 1996 to 1997 in the percent of revenue for expense categories are largely attributable to the increase in vehicle rental operations resulting from the acquisition of BRACC.

     Other (Income) Expense. Interest expense, net of interest income, increased $80.6 million in 1997 to $115.4 million from $34.7 million in 1996. This increase was due to the financing of fleet and other borrowings related to the BRACC acquisition, net of investment income due to the increase in restricted cash.

     Provision for Income Taxes. The provision for income taxes increased $20.7 million in 1997 to $25.8 million from $5.1 million for 1996. The tax provision reflects a full year effective rate of 46% which is higher than the statutory rate largely due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is the acquisition of new vehicles for the rental fleet. The indebtedness at December 31, 1998 has interest rates ranging from 4.05% to 11.20% and the material terms of the financing facilities are described below. We intend to fund operations and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional equity and/or debt securities which may include a substantial portion of unsecured indebtedness.

  ANALYSIS OF CASH FLOWS

     Net cash provided by operating activities increased 59.3% to $375.3 million during 1998 from $235.6 million during 1997. Net cash provided by operating activities during 1997 increased 205.3% from $77.2 million during 1996. In each period, we experienced increases in cash received from rentals which were offset to some extent by increases in cash paid to vendors and employees and in interest expense.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $2,456.9 million, $1,747.3 million and $484.1 million during 1998, 1997 and 1996, respectively. Cash paid to suppliers of revenue earning vehicles was $3,176.0 million, $2,063.6 million and $569.1 million during 1998, 1997 and 1996, respectively. The increase in cash paid to suppliers of revenue earning vehicles during 1998 was primarily the result of the increased number of vehicles in service during 1998 largely due to the acquisitions of BRACC and Ryder TRS. Payment for acquisitions, net of assets acquired, amounted to $180.0 million, $143.2 million and $5.1 million during 1998, 1997 and 1996, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $88.4 million, $10.9 million and $3.4 million for 1998, 1997 and 1996, respectively. We anticipate that capital expenditures for 1999 will be approximately $85.0 million.

     Net cash provided by financing activities for 1998 increased 31.4% to $705.3 million during 1998 from $536.9 million during 1997, due primarily to the proceeds received from the issuance of asset backed medium-term notes ("MTN's") and the trust preferred securities, which was partially offset by the utilization of these proceeds to repay existing vehicle and non-vehicle debt of Budget Group and Ryder TRS, as described under "Recent Debt Placements and Retirements" below. Net cash provided by financing activities during 1997 increased 711.5% to $536.9 million from $66.2 million in 1996, due primarily to the proceeds received from the issuance of Class A common stock, unsecured notes and MTN's in connection with the BRACC acquisition.

  DEBT FACILITIES -- GENERAL

     We borrow money directly and through our special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Fleet Financing Corporation ("BFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At December 31, 1998, we had $3,635.1 million of indebtedness outstanding, $3,508.9 million of which represented secured fleet financing and $126.2 million of which represented non-vehicle indebtedness. At December 31, 1998, we had $454.9 million of availability under various fleet financing facilities.

  RECENT DEBT PLACEMENTS AND RETIREMENTS

     Concurrent with the closing of the Ryder TRS acquisition, we implemented a number of changes to our capital structure. These changes included (i) the amendment and restatement of our existing $300.0 million secured revolving credit facility to increase such facility to $550.0 million, (ii) the conversion of $80.0 million of convertible subordinated notes to Class A common stock,
(iii) the redemption of $165.0 million of guaranteed senior notes, (iv) the issuance, by a subsidiary, of 6,000,000 shares of trust preferred securities which raised approximately $290.3 million, net of related fees, (v) the private placement of $1.1 billion of TFFC-98 notes, (vi) the redemption of $175.0 million of Ryder TRS's outstanding 10% senior subordinated notes and (vii) the repayment of approximately $340.0 million of Ryder TRS's outstanding commercial paper. The redemptions (early extinguishments) resulted in charges totaling $45.3 million, after income tax benefits, and the conversion of the convertible subordinated notes resulted in charges of $9.5 million. See Notes 3 and 8 to the Consolidated Financial Statements.

  FLEET FINANCING FACILITIES

     At December 31, 1998, we had borrowed $2.4 billion under asset-backed MTN's and $840.5 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in August 1994 ("TFFC-94 notes"), notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes assumed in the BRACC acquisition ("BFFC-94A notes"), and notes issued in conjunction with the acquisition of Ryder TRS ("TFFC-98 notes"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles and the restricted cash accounts. Interest rates on the Fleet notes at December 31, 1998, range from 5.45% to 7.80%.

     Our other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Borrowings under collateralized available lines of credit at December 31, 1998, consist of $227.9 million for rental vehicles and $58.9 million for retail car sales inventory with maturity dates through May 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.05% to 11.20% at

December 31, 1998. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

  MEDIUM TERM NOTES

     The $1.1 billion TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS, require monthly interest payments and bear interest at fixed rates ranging from 6.07% to 6.84%. The TFFC-98 notes mature in from three to seven years. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles.

     The $500.0 million TFFC-97 notes and CP facility were entered into concurrently with the BRACC acquisition. As of December 31, 1998, the CP has various interest rates, which ranged between 5.45% and 5.75%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80%.

     The TFFC-94 notes and TFFC-96 notes totaled $281.7 million with interest rates ranging from 6.38% to 7.10% at December 31, 1998. Monthly maturities on the TFFC-94 notes of $16.7 million commence in June 1999, with the last payment in November 1999, while subordinated TFFC-94 notes of $5.7 million are payable in full in December 1999. We expect to fund these maturities through the issuance of term notes, both secured and unsecured, beginning in early April 1999.

     We have continued to utilize borrowings under the BFFC-94A notes to fund our fleet. The BFFC-94A notes consist of $500.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (6.15% at December 31, 1998). Monthly maturities of $83.3 million commence in April 1999, with the last payment due in September 1999. We expect to fund these maturities through the issuance of term notes, both secured and unsecured, beginning in early April 1999.

  TRUST PREFERRED SECURITIES

     In June 1998, Budget Group Capital Trust, one of our subsidiaries, issued $300.0 million of trust preferred securities and received approximately $290.3 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters which will also cause a deferral of distributions under the trust preferred securities. See Notes 8 and 9 to the Consolidated Financial Statements.

  WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, we entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75% or prime plus 0.75% (or 8.50% at December 31, 1998) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require us to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At December 31, 1998, we had $378.9 million in letters of credit and $50.0 million of debt outstanding under this facility.

     The credit facility was amended in the first quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $1,444.2 million to $5,134.1 million at December 31, 1998, from $3,689.9 million at December 31, 1997. This increase, largely revenue earning vehicles of $745.9 million and intangibles of $290.3 million, resulted primarily from the acquisition of Ryder TRS, which had $459.6 million in vehicles and $288.9 million in intangibles at December 31, 1998, and increases in revenue earning vehicles at BRACC reflecting new locations opened or acquired as well as growth in truck rental volume. Restricted cash increased $138.8 million largely as a result of issuing the previously mentioned MTNs. Property and equipment, net increased by $81.8 million due to investments in vehicle rental and sales locations and the acquisition of Ryder TRS. This investment activity is expected to slow in the first half of 1999.

     Total liabilities increased by $961.4 million to $4,192.3 million at December 31, 1998 from $3,231.0 million at December 31, 1997. This increase, largely notes payable of $948.9 million, resulted primarily from the acquisition of Ryder TRS and the issuance of the MTNs. Budget Group Capital Trust issued the trust preferred securities, amounting to $291.2 million at December 31, 1998, in June 1998 which partially funded the early redemptions of debt previously mentioned.

INFLATION

     The increased acquisition cost of vehicles is the primary inflationary factor affecting our operations. Many of our other operating expenses are inflation sensitive with increases in inflation generally resulting in increased costs of operations. The effect of inflation-driven cost increases on our overall operating costs is not expected to be greater for us than for our competitors.

SEASONALITY

     Generally, in the vehicle rental industry, revenues increase in the spring and summer months due to the overall increase in business and leisure travel during this season. We increase the size of our fleet and workforce in the spring and summer to accommodate increased rental activity during these periods and decrease our fleet and workforce in the fall and winter. However, many of our operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the fall and winter. As a result of these patterns, for vehicle rental, the first quarter of each year is typically the weakest and the third quarter is typically the strongest. The retail car sales business is also subject to seasonal effects, with lower sales during the winter months.

YEAR 2000 ISSUE

     We have assessed and continue to assess the impact of the year 2000 ("Y2K") on our reporting systems and operations (the "Y2K Issue"). The Y2K Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, certain date sensitive systems will recognize the year 2000 as the year 1900 or may not recognize the date at all. This inability to properly treat or recognize the year 2000 may cause computer systems and applications to process critical information incorrectly.

     During 1997 and 1998, we recognized approximately $2.2 million and $2.8 million, respectively, in expenses to modify existing computer systems and applications and estimate that an aggregate of approximately $4.0 million will be incurred in 1999 specifically for Y2K modification. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact our operating results and financial condition. We are using both internal and external resources and expect to complete all major modification efforts by mid-1999 with some projects extending into late 1999. These efforts have not significantly hampered our ongoing system development or system upgrade activities to date, however, all available resources will be diverted to Y2K efforts in the event that modifications fall behind schedule.

     We are assessing the impact of the Y2K Issue on the ability of our significant suppliers and vendors to maintain adequate service levels. Responses have been received from approximately 50% of the significant vendors identified by us with all respondents indicating expected readiness for Y2K. The most critical suppliers and vendors are in the vehicle manufacturing, telecommunications, fuel supply and banking/financing industries. A failure on the part of these suppliers and vendors or their products could cause significant disruption in operations and therefore materially impact our operating results and financial condition. We believe that the computer technology embedded in the vehicles we have in fleet, or expect to purchase, is Y2K ready and expect to complete the entire assessment by mid-1999.

     There can be no assurance that the critical third party suppliers upon which we rely will be successful in taking corrective action in a timely manner. We are developing contingency plans with respect to certain areas which are intended to allow us to continue to operate in the event of a Y2K failure. The contingency plans will include performing certain processes manually, repairing affected systems and changing suppliers and vendors as necessary. These contingency plans may not be successful in avoiding the disruption of service particularly in the reservation and vehicle rental processes.

ENVIRONMENTAL MATTERS

     We have assessed and continue to assess the impact of environmental remediation efforts on our operations. Our exposure largely relates to the clean-up and replacement of underground gasoline storage tanks.

     During 1998, we recognized approximately $0.9 million in expenses related to remediation efforts and estimate that an aggregate of approximately $3.2 million will be incurred in 1999 and 2000. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

RISK FACTORS

WE HAD A NET LOSS FOR 1998

     We incurred a net loss of $48.9 million for 1998. This net loss included
(i) an extraordinary charge of $45.3 million (after tax) relating to retirements of indebtedness and (ii) one-time restructuring and other non-recurring charges of $20.2 million (after tax). We have experienced net losses in the first quarters of the past two years, primarily as a result of seasonal factors, and anticipate that we will have a net loss for the quarter ending March 31, 1999. In 1998, we had a loss before income taxes of $23.2 million in our Car Sales segment. We are evaluating various alternatives relating to Budget Car Sales to restore its profitability, including franchising stores, closing stores, working with a strategic partner to manage stores and other measures. We cannot assure you that our losses will not continue in the future.

OUR BUSINESS IS HIGHLY SEASONAL

     Our business is highly seasonal, particularly the leisure travel and consumer truck rental segments, and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the third quarter due to the overall increase in business and leisure travel during the peak summer travel months and the increase in moving activity during this period. The first quarter is generally weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. The third quarter accounted for 37.2% of total revenue and 56.4% of operating income for 1997 and 32.7% of total revenue and 76.1% of operating income for 1998. Any occurrence that disrupts travel patterns during the summer, or any adverse competitive conditions during this period, may materially adversely impact our annual operating performance.

     Our business practice is to increase the size of our vehicle fleet and workforce during the spring and summer months to accommodate increased activity during these periods and to decrease our fleet and workforce in the fall and winter months. However, many of our operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the fall and winter months when there is decreased rental demand. If we are unable to manage successfully the size of our vehicle fleet and workforce during periods of decreased business activity, our annual operating performance may be materially adversely affected.

OUR BUSINESS IS HIGHLY COMPETITIVE

     There is intense competition in the vehicle rental industry particularly with respect to price and service. We cannot assure you that we will be able to compete successfully with either existing or new competitors. In any geographic market, we may encounter competition from national, regional and local vehicle rental companies. Our main competitors in the car rental market are Alamo, Avis, Enterprise, Hertz and National. In our Truck Rental business, we face competition primarily from Penske and U-Haul. Many of our competitors have larger rental volumes, greater financial resources and a more stable customer base than we have.

     In the past, we have had to lower our rental prices in response to industry-wide price cutting and have been unable to unilaterally raise our prices. Moreover, when the car rental industry has experienced vehicle oversupply competitive pressure has intensified.

     The retail car sales industry is also characterized by intense competition, consisting primarily of local new car dealerships selling new and late model used cars. In addition to local dealerships, we may face competition from retailers such as CarMax and AutoNation. These retailers compete on the basis of large inventory size, no-haggle pricing and after-sale service. We cannot assure you that we will be able to compete effectively in the retail care sales industry.

WE HAVE NOT COMPLETED THE INTEGRATION OF OUR RECENT ACQUISITIONS

     Our recent growth has been largely attributable to two major acquisitions -- the BRACC acquisition in April 1997 and the Ryder TRS acquisition in June 1998. We have devoted significant resources to the combination and integration of our previously existing operations with BRACC and our Budget Truck Rental business with Ryder TRS, and these efforts are ongoing. Completing the integration of these acquisitions with our other businesses and achieving the anticipated levels of cost savings involves a number of risks that could affect our operating results. These risks include: (a) the difficulty of managing a significantly larger organization; (b) the diversion of management's attention from other business issues; (c) the difficulty of integrating different distribution and marketing systems, which include independent dealers, franchisees and corporate-owned operations; (d) the risk that the financial and accounting systems utilized by the acquired businesses may not be efficiently integrated into our own systems; (e) the difficulty of attracting and retaining qualified personnel to manage the combined business; and (f) dealing with potential liabilities associated with the acquired businesses, which liabilities may not have been disclosed and may exceed the amount of indemnification available from the sellers. Integration of these acquisitions has required significant investments to build management and infrastructure to support our combined business operations. We cannot assure you that we will be able to fully realize the benefits that we anticipated from any acquired operations or to manage effectively the combined business. An inability to do so could have a significant negative effect on our financial condition and results of operations.

WE MAY BE OBLIGATED TO DELIVER A MAKE-WHOLE PAYMENT

     In connection with the Ryder TRS acquisition, we issued 3,455,206 shares of Class A common stock, paid $125.0 million in cash, issued warrants to purchase Class A common stock with a value of up to approximately $19 million and are obligated to deliver a make-whole payment (with respect to the shares of Class A common stock issued in the acquisition) to the extent, if any, that the Class A common stock trades below approximately $33 per share over two 30-day measurement periods ending, respectively, on June 19,

1999 and February 19, 2000. This make-whole payment may be made in cash and/or stock, at our option. This payment would, if made in cash, divert cash from other business purposes.

WE ARE DEPENDENT ON THIRD PARTIES FOR FINANCING

     We depend on third-party financing to fund our purchases of fleet vehicles. Accordingly, the availability of financing on favorable terms is critical to our business. We cannot assure you that we will be able to obtain financing on favorable terms, if at all. A majority of our debt is incurred in connection with manufacturers' vehicle repurchase programs. As a result, significant changes in the credit programs of the vehicle manufacturers, particularly Ford Motor Company, could significantly affect our ability to obtain this financing on favorable terms. In addition, certain events, such as significant increases in the damage to vehicles, could reduce the value of the collateral securing our vehicle financing facilities and cause the acceleration of the repayment of such debt. Our inability to obtain vehicle financing on favorable terms would have a material adverse effect on our financial condition and operating results. We cannot assure you that the sources of financing used in the past will remain or that alternative financing will become available on terms acceptable to us.

WE ARE DEPENDENT ON A PRINCIPAL SUPPLIER

     Ford Motor Company has been and continues to be our principal supplier of vehicles. Under the terms of our supply agreement with Ford, we have agreed that in the United States, Canada, and other countries outside the European Union our leases and purchases of Ford vehicles will represent at least 70% of the total new vehicle acquisitions by us, with a minimum purchase requirement of at least 80,000 vehicles in the United States in each model year. Shifting significant portions of our fleet purchases to other manufacturers would require significant advance notice and operational changes. Also, there can be no assurance that vehicles would be available from other suppliers on competitive terms, if at all. As a result, our financial condition and operating results could be materially adversely affected if Ford is unable to supply our vehicles or if there is any significant decline in the quality and customer satisfaction with Ford vehicles.

CHANGES IN MANUFACTURERS' REPURCHASE PROGRAMS MAY AFFECT OUR BUSINESS

     Our ability to resell our vehicles at a favorable price and fix our depreciation expense in advance is dependent upon the terms of manufacturers' repurchase programs. As of December 31, 1998, 73% of our vehicle fleet was covered by these programs. Our ability to sell vehicles under manufacturers' repurchase programs limits the risk of decline in residual value at the time of disposition and enables us to fix a substantial portion of our depreciation expense in advance. Vehicle depreciation is the largest expense in our vehicle rental operations. In the past, automobile manufacturers have changed the terms of these programs by, among other things, reducing the number of vehicles that can be sold under their repurchase programs, reducing related incentives, increasing guaranteed depreciation and reducing the mileage allowed on program vehicles. We could be adversely affected if our vehicle suppliers make these or other adverse changes in their repurchase programs.

WE MAY BE ADVERSELY IMPACTED BY LITIGATION WITH OUR FORMER GERMAN FRANCHISEE

     In October 1998, we discontinued providing services to our German franchisee (such as reservations and credit card processing services), after having previously terminated the related franchise agreements for alleged contract violations. This franchise termination is being contested by the franchisee in the German courts and has not yet been resolved. As a result of this development, we have experienced an adverse effect on our business in, and originating from, Germany, and this adverse effect may continue. We intend to replace the current franchisee with a new franchisee and/or corporate-owned locations when these legal issues are resolved. However, there is no assurance that the court's ruling will allow us to replace the current franchisee or that such replacement will be commercially successful.

OUR OPERATIONS AND FINANCIAL PERFORMANCE ARE AFFECTED BY VARIOUS TYPES OF REGULATIONS

     We are subject to various foreign, federal, state and local laws and regulations that affect the conduct of our operations. These laws and regulations cover matters such as the sale of loss damage waivers, vicarious liability of vehicle owners, consumer protection, advertising, used vehicle sales, the taxing and licensing of vehicles, franchising operations and sales, and environmental compliance and clean-up, particularly with regard to our substantial on-site use and storage of petroleum products. We cannot assure you that compliance with these laws and regulations or the adoption of modified or additional laws and regulations will not require large expenditures by us or otherwise have a significant effect on our financial condition or results of operations.

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO ADDITIONAL RISKS

     Our international operations are subject to adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in staffing and managing foreign operations and potential adverse tax consequences. We cannot assure you that these factors will not have a significant effect on our financial condition or results of operations.

OUR RECENT INVESTMENTS AND COST-CUTTING INITIATIVES MAY NOT BE SUCCESSFUL

     During 1998, we expended significant capital resources on several initiatives designed to increase our revenue and reduce our costs, and these initiatives will continue during 1999. We expect to realize certain cost savings and other operating efficiencies during 1999 as a result of these and other initiatives that will be implemented in 1999. Major areas in which we will seek to reduce our operating expenses, as well as the major assumptions we have made in estimating our cost savings include: (i) reductions in administrative, personnel and overhead expenses; (ii) improvements in operations and consolidations of our reservations centers; (iii) improvements in our Car Rental field operations to increase vehicle utilization; (iv) improvements in vehicle maintenance procedures; (v) increased efficiencies in non-vehicle purchasing; and (vi) reduction of vehicle carrying costs through renegotiation of manufacturers' vehicle repurchase agreements. Our ability to achieve the cost savings mentioned above is inherently uncertain. We may not be able to successfully implement these initiatives; cost increases in other areas may offset the effect of these measures; implementation of these measures may initially lead to additional costs; and events beyond our control may cause us to otherwise fail to succeed in our cost cutting plans. In addition, it is always possible that the implementation of our cost cutting initiatives could adversely affect our ability to generate revenue. We cannot assure you that we will be successful at growing our business or realizing the cost savings that these initiatives were intended to achieve.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE POTENTIAL FAILURE OF COMPUTER SYSTEMS TO RECOGNIZE THE YEAR 2000

     We are dependent on business systems that may be affected by Year 2000 problems. The Year 2000 issue exists because many computer systems and applications and non-computer systems that utilize computer technology currently use two-digit date fields to designate a year. As the Year 2000 approaches, certain date sensitive systems will recognize the Year 2000 as the Year 1900 or may not recognize the date at all. This inability to properly treat or recognize the Year 2000 may cause certain systems to process critical information incorrectly, including our reservations and rental processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact our financial condition and results of operations. In addition, if we incur costs of upgrading these systems to be Year 2000 compliant that are significantly in excess of expectations, our operating results will also be adversely affected. We are also assessing the impact of the Year 2000 issue on the ability of our significant suppliers and vendors to also maintain adequate service levels. We cannot assure you that we or the third party suppliers on whom we rely will be successful in addressing Year 2000 problems in a timely manner, if at all, or that our contingency plan will be successful in avoiding the disruption of service. For further discussion of the Year 2000 issue, see the section above in this Item entitled "Year 2000 Issue."

OUR FOUNDERS HAVE SUBSTANTIAL STOCKHOLDER VOTING POWER

     A large portion of the voting power of our common stock is concentrated in the hands of three individuals, Sanford Miller, John P. Kennedy and Jeffrey D. Congdon. These individuals own all outstanding shares of Class B common stock. Each share of Class B common stock entitles its holders to ten votes per share, while our Class A common stock entitles holders to one vote per share. The Class B common stock beneficially owned by Messrs. Miller, Kennedy and Congdon, together with the Class A common stock owned by these individuals, represents approximately 40% of the combined voting power of both classes of common stock. As a result, these three individuals are able to exert substantial influence over the election of our Board of Directors along with other matters put to a stockholder vote. This increases the probability that members elected by them will continue to direct our business, policies, and management.

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

     We maintain a substantial amount of secured indebtedness to finance our fleet purchases. At December 31, 1998, we had $3.64 billion of total outstanding indebtedness, of which $3.59 billion was secured. We had $45.0 million of unsecured indebtedness at December 31, 1998, and stockholders' equity of $650.6 million at that date. Notwithstanding our capacity to incur additional secured and unsecured indebtedness, our substantial indebtedness could have negative consequences for our business, including the following: (a) limiting our ability to obtain additional financing in the future; (b) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service; (c) limiting our flexibility in reacting to changes in our industry and changes in market conditions;
(d) increasing our vulnerability to a downturn in our business; and
(e) increasing our interest expense due to increases in prevailing interest rates, because a substantial portion of our indebtedness bears interest at floating rates. We cannot assure you that we will be able to generate sufficient earnings or to borrow sufficient funds to cover our debt service obligations. If for any reason we are in default under the terms of our indebtedness, the holders of our indebtedness will be able to declare all this indebtedness immediately due and payable and terminate their commitments, if any, with respect to additional funding obligations. Such holders could also proceed against their collateral, which, in the case of the vehicle financing facilities, consists of substantially all our fleet vehicles.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

     Our earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 7% of our revenue is generated outside the U.S. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries where we do business would not be material. We do not typically hedge any foreign currency risk since the exposure is immaterial.

INTEREST RATE RISK

     Our outstanding debt consists of vehicle debt, revolving credit facilities, convertible subordinated debt and other debt which subjects us to the risk of loss associated with movements in market interest rates.

     At December 31, 1998, we had fixed-rate debt totalling $1,882 million or 51.8% of total outstanding debt. This debt is fixed-rate and, therefore, does not expose us to the risk of earnings loss due to changes in market interest rates.

     Our floating-rate debt was $1,753 million or 48.2% of total outstanding debt at December 31, 1998. The exposure of these obligations to increases in short-term interest rates is partially limited by interest rate collar agreements. The notional amount of these collar agreements is $125.0 million at December 31, 1998. Under these agreements, we will receive payments in the event that the LIBOR based interest rate exceeds 6.30% and will make payments in the event that the LIBOR based interest rate falls below 5.45%. A fluctuation of the interest rate by 100 basis points would change our interest expense by $17.5 million. For a discussion of the fair value of our indebtedness, see Note 15 to the Consolidated Financial Statements.

RISK FROM CHANGES IN STOCK PRICES

     We are subject to stock price risk arising from make-whole provisions in connection with certain recent acquisitions. See Note 3 to the Consolidated Financial Statements.

     For a discussion of market risk involving our stock option plans, see Note 13 to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Budget Group's Consolidated Financial Statements appear beginning at page F-1 in Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G, is included under the headings "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in the subsections entitled "Executive Severance Agreements," "Executive Compensation Summary Table," "Option Grants During 1998 and Year-End Option Values" and "Aggregate Option Exercises During 1998 and Year-End Option Values" appearing thereunder of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the heading "Security Ownership of Certain Beneficial Owners" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the subheading "Certain Relationships and Related Transactions" and under the heading "Executive Compensation" in the subsection entitled "Compensation Committee Interlocks and Insider Participation," of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

          1. Financial Statements

             Report of Independent Certified Public Accountants.

             Consolidated Balance Sheets at December 31, 1997 and 1998.

             Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1998.

             Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1998.

             Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1998.

             Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

             Not applicable.

          3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1    --   Plan and Agreement of Merger dated as of November 25, 1997 among Budget Group, Inc., Cruise America, Inc. and CA
               Acquisition Corporation (incorporated by reference to
               Exhibit 2.1 of Registration Statement on Form S-4, File No.
               333-42327, dated December 16, 1997, as amended by Amendment
               No. 1 to Form S-4 dated December 29, 1997).
   2.2    --   Agreement and Plan of Merger dated as of March 4, 1998 by
               and among Budget Group, Inc., BDG Corporation, Ryder TRS
               Inc., and certain other parties (incorporated herein by
               reference to Exhibit 2.1 to the Company's Form 8-K dated
               March 4, 1998).
   2.3    --   Amendment No. 1 to Agreement and Plan of Merger dated as of
               March 16, 1998 by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS, Inc., and certain other parties
               (incorporated herein by reference to Exhibit 2.2 to the
               Company's Form 8-K dated March 4, 1998).
   2.4    --   Common Stock Purchase Agreement, dated as of January 13,
               1997, between John J. Nevin and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   2.5    --   Budget Stock Purchase Agreement, dated as of January 13,
               1997, between Budget Rent-a-Car Corporation and Team Rental
               Group, Inc. (currently known as Budget Group, Inc.)
               (incorporated by reference to Exhibit 2.8 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   2.6    --   Amendment No. 2 to Agreement and Plan of Merger dated as of
               June 19, 1998, by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS, Inc., and certain other parties
               (incorporated by reference to Exhibit 2.3 to the Company's
               Current Report on Form 8-K filed on June 30, 1998).
   2.7    --   Form of Warrant issued to former Ryder TRS shareholders and optionholders (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on June 30,
               1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.8    --   Preferred Stock Purchase Agreement, dated as of January 13,
               1997, between Ford Motor Company and the Company
               (incorporated by reference to Exhibit 2.9 to the Company's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
   2.9    --   Preferred Stockholders Agreement between Ford Motor Company and the Company (incorporated by reference to Exhibit 2.10 to the Company's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
  *3.1    --   Restated Certificate of Incorporation of the Registrant.
   3.2    --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
   4.1    --   Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on
               Form S-1, File No. 333-34799, dated September 26, 1997).
   4.2    --   Base Indenture between Team Fleet Financing Corporation, as
               Issuer, Team Rental Group, Inc., as Servicer and Team
               Interestholder, and Bankers Trust Company, as Trustee,
               relating to Rental Car Asset Backed Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
   4.3    --   Supplemental Indenture relating to Rental Car Asset Backed
               Notes (incorporated by reference to Exhibit 4.2 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.4    --   Base Indenture among BRAC SOCAL Funding Corporation, as
               Issuer, BRAC-OPCO, Inc., as Servicer and Retained
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.5    --   Series 1995-1 Supplement to Base Indenture among BRAC SOCAL
               Funding Corporation, as Issuer, BRAC-OPCO, Inc., as Servicer
               and Retained Interestholder, and Bankers Trust Company, as
               Trustee (incorporated by reference to Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.6    --   Supplement No. 1 to Indenture, dated as of October 20, 1995, among BRAC SOCAL Funding Corporation, BRAC-OPCO, Inc., Team
               Rental of Southern California, Inc. and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.7 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.7    --   Registration Rights Agreement, dated as of August 25, 1994, among the Registrant, Brian Britton, Jeffrey Congdon,
               Richard Hinkle, John Kennedy, Sanford Miller and Richard
               Sapia (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.8    --   Indenture dated as of January 8, 1998 between the Company
               and the Chase Manhattan Bank, as Trustee (incorporated
               herein by reference from the Company's Registration
               Statement on Form S-3, File No. 333-41093, dated November
               26, 1997, as amended by Amendment No. 1 to Form S-3 dated
               January 7, 1998).
   4.9    --   First Amendment to Registration Rights Agreement, dated as of November 1, 1994, among the Registrant, Brian Britton,
               Jeffrey Congdon, Richard Hinkle, John Kennedy, Sanford
               Miller and Richard Sapia (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).
   4.10   --   Letter Agreement, dated as of November 1, 1994, between
               Andrew Klein and the Registrant acknowledging that Andrew
               Klein is a party to the Registration Rights Agreement, dated as of August 25, 1994, as amended (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.11   --   Registration Rights Agreement, dated as of October 20, 1995, between Team Rental Group, Inc. and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               4.12 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.12   --   Registration Rights Agreement, dated as of December 1, 1996, between Team Rental Group, Inc. and the holders of the
               Convertible Subordinated Notes (incorporated by reference to
               Exhibit 4.12 to the Registrant's Registration Statement on
               Form S-1, File No. 333-21691, dated February 12, 1997).
   4.13   --   Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer, Team
               Rental Group, Inc., as Servicer and Team Interestholder, and
               Bankers Trust Registrant, as Trustee (incorporated by
               reference to Exhibit 4.15 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   4.14   --   Series 1996-1 Supplement to the Amended and Restated Base
               Indenture dated as of December 1, 1996 among Team Fleet
               Financing Corporation, as Issuer, Team Rental Group, Inc.,
               as Servicer and Team Interestholder, and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.16 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
   4.15   --   Amended and Restated Master Motor Vehicle Lease Agreement
               dated as of December 1, 1996 among Team Fleet Financing
               Corporation, as Lessor, Team Rental Group, Inc., as
               Guarantor, and certain subsidiaries of Team Rental Group,
               Inc., as lessees (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
   4.16   --   Motor Vehicle Lease Agreement Series 1996-1 dated as of
               December 1, 1996 among Team Fleet Financing Corporation, as
               Lessor, Team Rental Group, Inc., as Guarantor, and certain subsidiaries of Team Rental Group, Inc., as lessees
               (incorporated by reference to Exhibit 4.18 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   4.17   --   Registration Rights Agreement, dated as of November 6, 1997, among the Registrant and the Stockholders of Budget
               Rent-a-Car of St. Louis, Inc. (incorporated by reference to
               Exhibit 4.7 of the Registrant's Registration Statement on
               Form S-3, File No. 333-41093, dated November 26, 1997).
   4.18   --   Registrant's Series A Preferred Stock Certificate of
               Designations (incorporated by reference to Exhibit 3.4 to
               the Registrant's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
   4.19   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
   4.20   --   Amendment No. 1 to 1994 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 28, 1996).
   4.21   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
   4.22   --   Budget Rent a Car Corporation SavingsPlus Plan, as Amended
               and Restated Effective January 1993 (incorporated by
               reference to Exhibit 4.2 to Registrant's Registration
               Statement on Form S-8, as filed with the Commission on July
               14, 1998).
   4.23   --   Amended and Restated Registration Rights Agreement, dated as of April 29, 1997, between the Company and the holders of
               the Convertible Subordinated Notes (incorporated by
               reference to Exhibit 4.6 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on July
               17, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.24   --   Certificate of Trust of Budget Group Capital Trust
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.25   --   Declaration of Trust of Budget Group Capital Trust dated as of June 4, 1998, between Budget Group, Inc., The Bank of New
               York and the Administrative Trustees named therein
               (incorporated by reference to Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.26   --   Amended and Restated Declaration of Trust dated as of June
               19, 1998, between Budget Group, Inc., The Bank of New York
               (Delaware), The Bank of New York and the Administrative
               Trustees named therein (incorporated by reference to Exhibit
               4.3 to the Registrant's Registration Statement on Form S-3,
               as filed with the Commission on August 13, 1998).
   4.27   --   Indenture for HIGH TIDES Debentures Due 2028 dated as of
               June 19, 1998 between Budget Group, Inc. and The Bank of New
               York (incorporated by reference to Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.28   --   Form of HIGH TIDES (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, as
               filed with the Commission on August 13, 1998).
   4.29   --   Form of HIGH TIDES Debentures Due 2028 (incorporated by
               reference to Exhibit 4.7 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
   4.30   --   Guarantee Agreement dated as of June 19, 1998 by Budget
               Group, Inc. as Guarantor (incorporated by reference to
               Exhibit 4.8 to the Registrant's Registration Statement on
               Form S-3, as filed with the Commission on August 13, 1998).
  10.1    --   Amended and Restated Sublicense Agreement, dated as of
               October 20, 1995, between Budget Rent-a-Car of Southern
               California and Team Rental of Southern California, Inc.,
               along with Corporate Guaranty of Team Rental Group, dated as of October 20, 1995 (incorporated by reference to Exhibit
               10.11 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.2    --   Lease Agreement dated September 1, 1993 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc., as amended by First Amendment dated as of
               July 1, 1994 (Henrico County, Virginia) (incorporated by
               reference to Exhibit 10.41 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-78274, dated August 12, 1994).
  10.3    --   Lease Agreement dated June 1, 1994 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc. (Chesterfield County, Virginia) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 13, 1996).
  10.4    --   Lease Agreement dated as of September 12, 1995 between MCK
               Real Estate Corporation, Team Car Sales of Richmond, Inc.
               and Team Rental Group, Inc. (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1995).
  10.5    --   Agreement of Lease dated as of August 31, 1995 between MCK
               Real Estate Corporation and Team Rental of Philadelphia,
               Inc. (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
  10.6    --   Supply Agreement among Ford Motor Company, Team Rental
               Group, Inc. and Budget Rent-a-Car Corporation (incorporated by reference to Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7    --   Advertising Agreement between Ford Motor Company and Budget
               Rent-a-Car Corporation (incorporated by reference to Exhibit
               10.7 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
  10.8    --   Subordinated Notes Purchase Agreement, dated as of December
               1, 1996, by and between the Registrant and the investors
               listed therein (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
  10.9    --   Subordination Agreement, dated as of October 20, 1995, among
               Budget Rent-a-Car of Southern California, BRAC-OPCO, Inc.,
               Team Rental Group, Inc. and Team Rental of Southern
               California (incorporated by reference to Exhibit 10.49 to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1995).
  10.10   --   Shareholders' Agreement, dated as of October 20, 1995, by
               and among Team Rental Group, Inc., the holders of the
               Company's Class B Common Stock, and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               10.50 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.11   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
  10.12   --   Amendment No. 1 to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.54 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1,
               File No. 333-4507, dated June 28, 1996).
  10.13   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
  10.14   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Sanford Miller (incorporated by reference to
               Exhibit 10.29 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.15   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and John Kennedy (incorporated by reference to
               Exhibit 10.30 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.16   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Jeffrey Congdon (incorporated by reference to
               Exhibit 10.31 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.17   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Ronald Agronin (incorporated by reference to
               Exhibit 10.32 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.18   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Stephen Weber (incorporated by reference to
               Exhibit 10.33 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.19   --   Second Amendment 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.24 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679).
  10.20   --   1997 Amendment 1994 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10.25 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679).
  10.21   --   Registration Rights Agreement dated as of June 19, 1998
               between Budget Group Capital Trust, Budget Group, Inc. and the several Purchasers named herein (incorporated by
               reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.22   --   Remarketing Agreement dated as of June 19, 1998 between
               Budget Group, Inc., Budget Group Capital Trust, The Bank of
               New York, the Administrative Trustees named therein and the
               Remarketing Agent named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement
               on Form S-3, as filed with the Commission on August 13,
               1998).
 *10.23   --   Amended and Restated Credit Agreement dated as of June 19,
               1998 among Budget Group, Inc., as the Borrower, Certain
               Financial Institutions, as the Lenders, Credit Suisse First
               Boston, as a Co-Syndication Agent and the Documentation
               Agent.
 *10.24   --   First Amendment to Amended and Restated Credit Agreement
               dated September 11, 1998 among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent.
 *10.25   --   Limited Waiver No. 1 to Amended and Restated Credit
               Agreement dated as of December 31, 1998 among Budget Group,
               Inc., as Borrower, the Lenders and Credit Suisse First
               Boston.
 *10.26   --   Assignment, Assumption and Amendment Agreement dated as of
               June 19, 1998 among Budget Group, Inc., as New Borrower,
               Budget Rent A Car Corporation, as Existing Borrower, the
               Lenders, Credit Suisse First Boston, as Co-Syndication
               Agent, Co-Arranger and Administrative Agent and Nationsbanc
               Montgomery Securities LLC, as Co-Syndication Agent,
               Co-Arranger and Documentation Agent.
 *10.27   --   Form of Executive Severance Agreement dated October 1, 1998 between the Registrant and each of Messrs. Miller, Congdon,
               Aprati and White.
 *10.28   --   Form of Executive Severance Agreement between the Registrant and each of Messrs. Clauer, Sotir and Zorn.
 *10.29   --   Transaction Guaranty dated December 15, 1998 by Budget
               Group, Inc. in favor of KeyBank National Association.
 *10.30   --   Second Amendment to Amended and Restated Credit Agreement
               dated March 18, 1999 among Budget Group, Inc., as Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent.
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.
  27.1    --   Financial Data Schedule (for SEC use only) (incorporated by reference to Exhibit 27.1 to the Registrant's Current Report on Form 8-K filed March 22, 1999).

---------------

* Filed herewith.

     (b) Reports on Form 8-K

          One report on Form 8-K/A was filed during the quarter ended December 31, 1998:

                                                  FINANCIAL
                                                  STATEMENTS
                    ITEM REPORTED                   FILED         DATE OF REPORT
                    -------------                 ----------      --------------
(i)  On November 23, 1998, Budget Group, Inc.
     filed a Current Report on Form 8-K
     reporting the issuance of a press release
     announcing that its earnings for the fourth
     quarter of fiscal year 1998 would fall
     below expected levels and analysts'
     consensus estimates. A copy of the press
     release was filed as an exhibit to the
     report on Form 8-K.........................        No      November 23, 1998

     (c) Exhibits

          Exhibits are listed in Item 14(a).

     (d) Financial Statement Schedules

          Not applicable.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:      /s/ SANFORD MILLER
                                            ------------------------------------
                                                       Sanford Miller
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

             /s/ SANFORD MILLER                    Chairman of the Board, Chief Executive
--------------------------------------------         Officer and Director
               Sanford Miller

           /s/ JEFFREY D. CONGDON                  Vice Chairman of the Board and Director
--------------------------------------------
             Jeffrey D. Congdon

           /s/ MICHAEL B. CLAUER                   Senior Vice President and Chief Financial
--------------------------------------------         Officer (Principal Financial Officer)
             Michael B. Clauer

             /s/ THOMAS L. KRAM                    Vice President, Controller (Principal
--------------------------------------------         Accounting Officer)
               Thomas L. Kram

           /s/ RONALD D. AGRONIN                   Director
--------------------------------------------
             Ronald D. Agronin

            /s/ JAMES F. CALVANO                   Director
--------------------------------------------
              James F. Calvano

         /s/ F. PERKINS HIXON, JR.                 Director
--------------------------------------------
           F. Perkins Hixon, Jr.

            /s/ MARTIN P. GREGOR                   Director
--------------------------------------------
              Martin P. Gregor

            /s/ JOHN P. KENNEDY                    Director
--------------------------------------------
              John P. Kennedy

          /s/ DR. STEPHEN L. WEBER                 Director
--------------------------------------------
            Dr. Stephen L. Weber

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheets at December 31, 1997 and 1998...   F-3
Consolidated Statements of Operations for Each of the Three
  Years in the period ended December 31, 1998...............   F-4
Consolidated Statements of Stockholders' Equity for each of
  the Three Years in the period ended December 31, 1998.....   F-5
Consolidated Statements of Cash Flows for each of the Three
  Years in the period ended December 31, 1998...............   F-6
Notes to Consolidated Financial Statements..................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Budget Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Budget Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Budget Group, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orlando, Florida,
  February 23, 1999

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                                   1997                1998
                                                              --------------      --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
Cash and cash equivalents...................................    $  161,455          $  136,184
Restricted cash.............................................       282,731             421,467
Trade and vehicle receivables, net..........................       334,018             425,183
Vehicle inventory...........................................        46,944              81,028
Revenue earning vehicles, net...............................     2,093,304           2,839,183
Property and equipment, net.................................       147,547             229,318
Prepaid expenses and other assets...........................        91,681             179,218
Intangibles, including goodwill, less accumulated
  amortization of $11,739 in 1997 and $35,054 in 1998.......       532,228             822,490
                                                                ----------          ----------
                                                                $3,689,908          $5,134,071
                                                                ==========          ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable...............................................  $2,686,199      $3,635,095
Accounts payable, accrued and other liabilities.............     434,291         517,107
Deferred income taxes.......................................     110,479          40,119
                                                              ----------      ----------
          Total liabilities.................................   3,230,969       4,192,321
                                                              ----------      ----------
COMMITMENTS AND CONTINGENCIES (NOTES 11, 13 AND 14).........
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY..................................          --         291,160
                                                              ----------      ----------
STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value, one vote per share,
  70,000,000 shares authorized. Shares issued, 25,528,545 in
  1997 and 34,064,812 in 1998...............................         255             341
Class B common stock, $0.01 par value, 10 votes per share,
  2,500,000 shares authorized, 1,936,600 shares issued (in
  1997 and 1998)............................................          19              19
Additional paid-in capital..................................     425,222         670,089
Foreign currency translation adjustment.....................      (2,477)         (5,169)
Retained earnings (deficit).................................      36,250         (12,677)
Treasury stock, at cost (36,667 in 1997 and 176,867 in 1998
  shares of Class A common stock)...........................        (330)         (2,013)
                                                              ----------      ----------
          Total stockholders' equity........................     458,939         650,590
                                                              ----------      ----------
          Total liabilities and stockholders' equity........  $3,689,908      $5,134,071
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                1996         1997          1998
                                                              ---------   -----------   -----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUE:
  Vehicle rental revenue....................................  $276,294    $1,070,436    $1,934,750
  Retail vehicle sales revenue..............................   169,336       289,111       583,252
  Royalty fees and other....................................     2,178        51,889        98,197
                                                              --------    ----------    ----------
          Total operating revenue...........................   447,808     1,411,436     2,616,199
                                                              --------    ----------    ----------
OPERATING EXPENSES:
  Direct vehicle and operating..............................   130,259       464,756       815,748
  Depreciation - vehicle....................................    71,734       292,112       500,210
  Cost of vehicle sales.....................................   146,513       251,068       524,907
  Selling, general and administrative.......................    46,282       208,974       498,075
  Amortization and non-vehicle depreciation.................     5,419        23,530        54,526
  Restructuring and pooling expenses........................        --            --        16,457
                                                              --------    ----------    ----------
          Total operating expenses..........................   400,207     1,240,440     2,409,923
                                                              --------    ----------    ----------
OPERATING INCOME............................................    47,601       170,996       206,276
                                                              --------    ----------    ----------
OTHER (INCOME) EXPENSE:
  Vehicle interest expense..................................    32,405       101,066       188,165
  Non-vehicle interest expense..............................     3,125        20,075        13,422
  Interest income...........................................      (781)       (5,744)      (11,348)
  Debt extinguishment costs.................................        --            --         9,454
                                                              --------    ----------    ----------
          Total other expense, net..........................    34,749       115,397       199,693
                                                              --------    ----------    ----------
INCOME BEFORE INCOME TAXES..................................    12,852        55,599         6,583
  Provision for income taxes................................     5,101        25,825           257
  Distributions on trust preferred securities...............        --            --         9,957
                                                              --------    ----------    ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................     7,751        29,774        (3,631)
EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT
  (Net of income taxes of $26,602)..........................        --            --       (45,296)
                                                              --------    ----------    ----------
NET INCOME (LOSS)...........................................  $  7,751    $   29,774    $  (48,927)
                                                              ========    ==========    ==========
Basic earnings per share:
Weighted average number of shares outstanding...............    10,836        20,112        32,067
  Income (loss) before extraordinary item...................  $   0.72    $     1.48    $    (0.12)
  Extraordinary item........................................      0.00          0.00         (1.41)
                                                              --------    ----------    ----------
  Net income (loss).........................................  $   0.72    $     1.48    $    (1.53)
                                                              ========    ==========    ==========
Diluted earnings per share:
Weighted average number of shares outstanding...............    11,149        27,863        32,067
  Income (loss) before extraordinary item...................  $   0.70    $     1.25    $    (0.12)
  Extraordinary item........................................      0.00          0.00         (1.41)
                                                              --------    ----------    ----------
  Net income (loss).........................................  $   0.70    $     1.25    $    (1.53)
                                                              ========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                            FOREIGN
                                      CONVERTIBLE            ADDITIONAL    CURRENCY     RETAINED                  TOTAL
                                       PREFERRED    COMMON    PAID-IN     TRANSLATION   EARNINGS    TREASURY   STOCKHOLDERS
                                         STOCK      STOCK     CAPITAL     ADJUSTMENT    (DEFICIT)    STOCK        EQUITY
                                      -----------   ------   ----------   -----------   ---------   --------   ------------
                                                                         (IN THOUSANDS)
Balance, December 31, 1995..........   $      --     $ 87     $ 66,931      $  (685)    $ (1,275)   $   (330)  $     64,728
Comprehensive income:
  Net income........................          --       --           --           --        7,751          --
  Foreign currency translation......          --       --           --          (35)          --          --
Total comprehensive income..........                                                                                  7,716
  Shares issued in business
    combinations....................          --        2        2,725           --           --          --          2,727
  Warrants issued in conjunction
    with financing..................          --       --          686           --           --          --            686
  Net proceeds from stock
    offering........................          --       38       44,402           --           --          --         44,440
  Proceeds from exercise of stock
    options.........................          --        1          147           --           --          --            148
                                       ---------     ----     --------      -------     --------    --------   ------------
Balance, December 31, 1996..........          --      128      114,891         (720)       6,476        (330)       120,445
Comprehensive income:
  Net income........................          --       --           --           --       29,774          --
  Foreign currency translation......          --       --           --       (1,757)          --          --
Total comprehensive income..........                                                                                 28,017
  Shares issued in business
    combinations....................     105,750        2        8,521           --           --          --        114,273
  Net proceeds from stock
    offerings.......................          --       91      188,406           --           --          --        188,497
  Proceeds from exercise of stock
    options.........................          --        6        5,663           --           --          --          5,669
  Conversion of preferred stock.....    (105,750)      45      105,705           --           --          --             --
  Proceeds from exercise of
    warrants........................          --        2        2,036           --           --          --          2,038
                                       ---------     ----     --------      -------     --------    --------   ------------
Balance, December 31, 1997..........          --      274      425,222       (2,477)      36,250        (330)       458,939
Comprehensive income:
  Net loss..........................          --       --           --           --      (48,927)         --
  Foreign currency translation......          --       --           --       (2,692)          --          --
Total comprehensive income..........                                                                                (51,619)
  Shares issued in business
    combinations....................          --       42      154,316           --           --          --        154,358
  Proceeds from exercise of stock
    options.........................          --        1        1,740           --           --          --          1,741
  Conversion of debt................          --       43       88,811           --           --          --         88,854
  Purchase of treasury shares.......          --       --           --           --           --      (1,683)        (1,683)
                                       ---------     ----     --------      -------     --------    --------   ------------
Balance, December 31, 1998..........   $      --     $360     $670,089      $(5,169)    $(12,677)   $ (2,013)  $    650,590
                                       =========     ====     ========      =======     ========    ========   ============

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             1996         1997          1998
                                                           ---------   -----------   -----------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................  $   7,751   $    29,774   $   (48,927)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Extraordinary item, net................................         --            --        45,296
  Depreciation and amortization..........................     76,491       312,087       554,736
  Deferred income tax provision (benefit)................      4,247        24,518        (4,502)
  Warrants issued in connection with financing...........        686            --            --
  Debt extinguishment cost...............................         --            --         9,454
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade and vehicle receivables, net..................     (2,988)      (95,635)      (60,326)
     Vehicle inventory...................................     (1,253)       (3,284)      (13,525)
     Prepaid expenses and other assets...................        (53)       (7,359)      (78,582)
     Accounts payable, accrued and other liabilities.....     (7,704)      (24,456)      (28,312)
                                                           ---------   -----------   -----------
          Net cash provided by operating activities......     77,177       235,645       375,312
                                                           ---------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in restricted cash balance......................      1,395      (213,715)     (130,086)
  Proceeds from sale of revenue earning vehicles.........    484,084     1,747,286     2,456,931
  Proceeds from sale of property and equipment...........          4        19,490        11,622
  Purchases of revenue earning vehicles..................   (569,118)   (2,063,627)   (3,176,015)
  Purchases of property and equipment....................     (3,362)      (10,893)      (88,358)
  Payment for acquisitions, net of cash acquired.........     (5,064)     (143,164)     (179,977)
                                                           ---------   -----------   -----------
          Net cash used in investing activities..........    (92,061)     (664,623)   (1,105,883)
                                                           ---------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in commercial paper............     (4,900)      348,850       (30,955)
  Proceeds from medium term notes........................    176,000       500,000     1,100,000
  Principal payments on medium term notes................         --        (9,624)      (30,376)
  Net increase (decrease) in other vehicle obligations...   (208,920)     (684,476)     (269,270)
  Net increase (decrease) in working capital
     facilities..........................................     (9,500)           --        50,000
  Proceeds from other notes payable......................     80,000       210,000        24,379
  Principal payments on other notes payable..............     (8,876)      (24,099)      (35,308)
  Proceeds from trust preferred securities...............         --            --       291,000
  Proceeds from equity transactions, net.................     44,588       196,204         1,741
  Purchase of treasury stock.............................         --            --        (1,683)
  Early redemption of notes payable......................         --            --      (394,234)
  Payment of financing fees..............................     (2,237)           --            --
                                                           ---------   -----------   -----------
          Net cash provided by financing activities......     66,155       536,855       705,294
Effect of exchange rate on cash..........................        (35)         (431)            6
                                                           ---------   -----------   -----------
Net increase (decrease) in cash and cash equivalents.....     51,236       107,446       (25,271)
Cash and cash equivalents, beginning of year.............      2,773        54,009       161,455
                                                           ---------   -----------   -----------
Cash and cash equivalents, end of year...................  $  54,009   $   161,455   $   136,184
                                                           =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Budget Group, Inc. and subsidiaries (the "Company") are engaged in the business of the daily rental of vehicles, including cars, trucks, passenger vans and recreational vehicles (through both owned and franchised operations) and the sale of late model used vehicles and new recreational vehicles. On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997, the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name (formerly Team Rental Group, Inc.) to Budget Group, Inc. Prior to the acquisition (the "BRACC Acquisition"), the Company was the largest United States franchisee of BRACC. On January 28, 1998, the Company completed its acquisition of Cruise America, Inc. ("Cruise") in a stock-for-stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 1,623,478 shares of Class A common stock in exchange for all the outstanding common stock of Cruise. In addition, the Company issued 111,478 options to purchase Class A common stock in exchange for all of the outstanding options to purchase stock of Cruise. On June 19, 1998, pursuant to an agreement and plan of merger, as amended, entered into March 4, 1998, the Company completed its acquisition of Ryder TRS, Inc. ("Ryder TRS").

     The accompanying consolidated financial statements have been restated to include the accounts of Cruise as if the companies had combined at the beginning of the first period presented. Prior to the merger, Cruise's fiscal year ended on April 30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

     There were no significant transactions between the Company and Cruise prior to the combination and immaterial adjustments were recorded to conform Cruise's accounting policies. The results of operations for the separate companies and the combined amounts presented in the consolidated statements of operations are as follows.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1996         1997
                                                              ---------   -----------
Operating revenue
  Budget Group, Inc.........................................  $357,370    $1,303,762
  Cruise America, Inc.......................................    90,438       107,674
                                                              --------    ----------
     Combined...............................................  $447,808    $1,411,436
                                                              ========    ==========
Net Income (loss)
  Budget Group, Inc.........................................  $  4,497    $   36,926
  Cruise America, Inc.......................................     3,254        (7,152)
                                                              --------    ----------
     Combined...............................................  $  7,751    $   29,774
                                                              ========    ==========

     Company-owned vehicle rental operations are located primarily throughout the United States and Western Europe. The largest concentration (approximately 13%) of vehicle rental assets is located in the highly competitive Florida market. Franchised vehicle operations are located worldwide. Customers are mainly business and leisure travelers. No customer accounts for more than 10% of the Company's revenues.

  Principles of Consolidation

     The consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in less than majority-owned entities are accounted for using the equity method, under which the Company's share of operating results are reflected in income as earned and dividends are credited against the investment when received.

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

  Changes in Accounting Estimates

     During 1998, the Company recorded adjustments related to actuarial estimates of its self-insurance liability. The effect of these adjustments was to increase income before extraordinary item and net income by $14,200 ($0.44 per diluted share).

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

  Trade and Vehicle Receivables, Net

     Trade and vehicle receivables are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31,

                                                               1996     1997      1998
                                                              ------   -------   -------
Balance at beginning of year................................  $2,451   $ 4,063   $49,072
Provision...................................................     453     8,415    26,529
Write-offs..................................................    (181)   (9,035)   (8,637)
Increase due to acquisitions................................   1,340    45,629     3,737
                                                              ------   -------   -------
Balance at end of year......................................  $4,063   $49,072   $70,701
                                                              ======   =======   =======

  Vehicle Inventory

     Vehicle inventory is stated at the lower of cost (determined based on specific identification) or market.

  Revenue Earning Vehicles

     Revenue earning vehicles are stated at cost less related discounts and manufacturers' incentives or fair market value at the date of acquisition, as appropriate, and are depreciated over their estimated economic lives or at rates corresponding to manufacturers' repurchase program guidelines, where applicable. Repurchase programs typically require the manufacturers to repurchase the vehicles after varying time frames at agreed upon prices (subject to defined condition and mileage standards). Depreciation rates generally range from 1.0% to 2.5% per month. Management periodically reviews depreciable lives and rates for adequacy based on a variety of factors including general economic conditions and estimated holding period of the vehicles. Gains and losses upon the sale of revenue earning vehicles are recorded as an adjustment to depreciation expense.

  Property and Equipment

     Property and equipment is recorded at cost or fair market value at the date of acquisition, as appropriate. Depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings...................................................  10-25 years
Equipment, furniture and fixtures...........................  3-10 years

     The carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. In the fourth quarter of 1998, assets of approximately $600 were written off by a charge to direct vehicle expenses. Although no additional impairment is indicated at December 31, 1998, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

  Deferred Financing Fees

     Direct costs incurred in connection with the Company's borrowings have been recorded as a prepaid expense and are being amortized over the terms of the related loan agreements to interest expense on the straight-line method, which approximates the effective interest method.

  Computer Software Systems

     The Company's purchased reservation system and associated applications and databases have been recorded at fair market value at the date of acquisition. Costs associated with the internal development of other computer software systems and system enhancements are capitalized in accordance with AICPA Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Amortization is being provided on the straight-line method over two to eight years.

  Intangibles, Including Goodwill

     Intangible assets, net, consist of the following at December 31:

                                                                1997       1998
                                                              --------   --------
Franchise agreements........................................  $118,000   $126,922
Trade name..................................................   187,817    214,936
Goodwill....................................................   226,411    480,632
                                                              --------   --------
                                                              $532,228   $822,490
                                                              ========   ========

     Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired. Franchise agreements and trade name relate to the BRACC and Ryder Acquisitions. Goodwill represents the excess of the purchase price over the estimated fair value of all identifiable assets acquired. The intangible assets are amortized over the related estimated useful lives, which range from 8 to 40 years using the straight-line method. The carrying value of intangibles is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. In the fourth quarter of 1998, intangible assets of approximately $3,170 were written off by a charge to amortization and non-vehicle depreciation expense. Although no additional impairment is indicated at December 31, 1998, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

  Environmental Costs

     Environmental remediation costs are recorded in accounts payable, accrued and other liabilities and in direct vehicle and operating expense in the accompanying consolidated financial statements based on estimates of known environmental remediation exposures when it becomes probable that a liability has been incurred. Environmental exposures are largely related to underground storage tanks. Expenditures are expected to be made over the next three years. A receivable is recorded for amounts recoverable from third-parties when collection becomes probable.

  Self Insurance Liability

     The Company is largely self-insured with respect to personal and property liability claims up to specified limits. Third-party insurance is maintained in limited areas and for claims in excess of those specified limits. A liability in the amount of $129,774 and $121,680 as of December 31, 1997 and 1998, respectively, which is included in accounts payable, accrued and other liabilities, is recorded for known claims and for incurred but not reported incidents based on actuarially computed estimates of expected loss. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

     The Company maintained unused letters of credit totaling $68,935 at December 31, 1998, largely in support of its insurance liability in certain states and supporting the reimbursement of claims paid by third-party claims administrators.

  Income Taxes

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

  Translation of Foreign Financial Statements

     The financial statements of the Company's foreign affiliates have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity. Statement of operations accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income
(loss).

  Royalty Fees and Other Revenues

     Royalty fees and other revenues largely consist of monthly royalty fees from franchisees, fees generated from move management services, income before interest and taxes for insurance products and credit card processing operations, the Company's share of operating results of equity investees' and revenues generated from miscellaneous services provided to the Company's franchisees.

  Advertising, Promotion and Selling

     Advertising, promotion and selling expense, other than direct response advertising, are charged to expense as incurred. The Company incurred advertising expense of $9,094, $36,636 and $66,118 in 1996, 1997 and 1998,
respectively.

  Derivatives

     Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the cap. Unamortized premiums are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Accounts receivable under cap agreements are accrued with a corresponding reduction of interest expense. There were no such agreements outstanding at December 31, 1998.

     Interest rate collars are sometimes used to limit the exposure of the Company to interest rate changes. The Company pays in the event interest rates fall below the contractual floor level and receives payment in the event the interest rate rises above the contractual ceiling level. Accounts payable and accounts receivable under collar agreements are recorded with a corresponding increase or decrease to interest expense, respectively. At December 31, 1998 the Company has $250 related to interest rate collars included in accounts payable, accrued and other liabilities.

     Gains and losses on foreign exchange contracts and futures related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income when the hedged transaction occurs. There were no such contracts outstanding at December 31, 1998. The Company does not engage in speculative derivatives.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities and is effective for the Company beginning in July 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects no material impact on its financial condition or results of operations upon adoption of SFAS No. 133 in the third quarter of 1999.

  Stock Options

     On April 25, 1994, the Company adopted the 1994 Incentive Stock Option Plan and the 1994 Directors Stock Options Plan. The Company records compensation expense for stock options under these plans in accordance with APB Opinion 25. The Company has adopted the pro forma disclosure requirement provisions of SFAS No. 123.

  Earnings Per Share

     Basic earnings per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the income (loss) before extraordinary items and number of shares utilized in the earnings per share calculations for each of the three years in the period ended December 31, 1998.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1997      1998
                                                              -------   -------   -------
Income (loss) before extraordinary item.....................  $ 7,751   $29,774   $(3,631)
Effect of interest, distributions, and loan fee amortization
  on convertible securities -- net of income taxes..........       --     4,983        --
                                                              -------   -------   -------
Net income (loss) available to common stockholders after
  assumed conversion of dilutive securities.................  $ 7,751   $34,757   $(3,631)
                                                              =======   =======   =======
                                                              (000's)   (000's)   (000's)
Weighted average number of common shares used in basic
  EPS.......................................................   10,836    20,112    32,067
Effect of dilutive securities:
  Stock options.............................................      313       704        --
  Convertible debt..........................................       --     7,047        --
                                                              -------   -------   -------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS................   11,149    27,863    32,067
                                                              =======   =======   =======

     Options to purchase approximately 3,637,317 shares of Class A common stock were outstanding at December 31, 1998, but were not included in the computation of diluted EPS as any options included in the calculation would be antidilutive due to the net loss.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new standards for reporting and presenting comprehensive income and its components in a full set of general purpose financial statements. The Company's only adjustment to arrive at comprehensive income is the foreign currency translation adjustment and is presented in the accompanying Statement of Stockholders' Equity.

  Reclassifications

     Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform with the current year presentation.

2. PUBLIC STOCK OFFERINGS

     The Company sold 3,821,007 shares of Class A common stock on July 2, 1996, at $13.00 per share to investors in a public offering resulting in gross proceeds of $49,673 to the Company. Net proceeds to the Company after offering expenses were $44,440. The net proceeds were used to repay certain outstanding indebtedness and for general corporate purposes.

     The Company sold 8,625,000 shares of Class A common stock on April 29, 1997, (at a price of $21.625 per share) raising proceeds of $174,489, net of applicable offering costs. An additional 450,000 shares of Class A common stock were sold on October 1, 1997, (at a price of $33.00 per share) raising net proceeds of $14,008. The net proceeds of the April offering were used to provide a portion of the financing for the acquisition of BRACC. The net proceeds of the October offering were used for working capital purposes.

3. ACQUISITIONS

     During 1996, 1997 and 1998, the Company acquired certain Budget franchise operations, retail vehicle sales operations, a commuter van pooling operation, BRACC, Ryder TRS, Cruise (a recreational vehicle rental and sales company), and an insurance replacement car rental company. The acquisitions have been accounted for under the purchase method of accounting, except for Cruise which is accounted for as a pooling of interests, and, accordingly, the Company has allocated the cost of the acquisitions on the basis of the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The accompanying consolidated statements of operations and cash flow reflect the operations of the acquired companies accounted for as purchases from their respective acquisition dates.

  1996 Acquisitions

     Acquisition of VPSI, Inc. ("VPSI") Van Pool Operations -- In February 1996, the Company purchased for a nominal amount all of the outstanding stock of VPSI located in Detroit, Michigan. VPSI provides commuter van pooling services to business commuters in 22 states, and operated a rental fleet of approximately 3,300 vans as of the acquisition date.

     Acquisition of Phoenix Franchise -- In February 1996, the Company purchased all of the outstanding stock of Arizona Rent-A-Car Systems, Inc., located in Phoenix, Arizona, for approximately $18,000 consisting of cash of approximately $5,000, promissory notes of $10,000 and 272,727 shares of Class A common stock.

     Acquisition of ValCar Rental Car Sales, Inc. -- In August 1996, the Company acquired all of the outstanding stock of ValCar Rental Car Sales, Inc., for $400 cash. ValCar owned and operated four retail vehicle sales facilities in Indianapolis, Indiana, and was formerly owned by a director and officer of the Company.

  1997 Acquisitions

     BRACC Acquisition -- On January 13, 1997, the Company entered into an agreement to purchase all of the outstanding shares of BRACC in a purchase transaction. The cash portion of the purchase price

(approximately $275,000) was partially funded through a stock offering. The Company also issued to Ford Motor Company ("Ford"), 4,500 shares of Series A convertible, non-voting preferred stock, each share of which was converted into 1,000 shares of Class A common stock in a public offering in October 1997. The common shares underlying the preferred stock has a value of approximately $105,800 for purposes of determining the purchase price (based on the three day period beginning January 12) and $95,200 at the time of issuance. The Company also entered into the following debt financing transactions concurrently with the BRACC Acquisition: (i) $165,000 of guaranteed senior notes at a rate of 9.57% maturing in 2007; (ii) $45,000 of convertible subordinated notes at a rate of 6.85% maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900,000; (iv) a $500,000 asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472,500 bearing interest at a rate of 7.35% and a subordinated note in the amount of $27,500 bearing interest at a rate of 7.80%; and (v) a $300,000 five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR and secured primarily by accounts receivable, cash and unencumbered vehicles.

     Acquisition of Premier Car Rental -- On July 31, 1997, the Company acquired, through its wholly owned subsidiary, Premier Car Rental LLC ("Premier"), the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. for approximately $87,200 consisting of $2,000 in cash and the refinancing of approximately $85,200 of outstanding indebtedness. Premier operates as its own brand and serves the insurance replacement market.

     Acquisition of St. Louis Franchise -- In October 1997, the Company purchased the St. Louis, Missouri Budget franchisee for approximately $9,000, consisting of $1,000 in cash and 246,167 shares of Class A common stock.

  1998 Acquisitions

     Make Whole Provisions

     The Company has entered into agreements in conjunction with the Ryder TRS and other acquisitions to guarantee the market value of Class A common stock issued in conjunction with the acquisitions. A make-whole payment will be delivered if the price of the stock falls below a specified price during the measurement periods. The make-whole payments may be made in cash or stock or a combination of both at the Company's option.

  Acquisitions

     Acquisition of Ryder TRS -- On June 19, 1998, pursuant to the Agreement and Plan of Merger, as amended, entered into on March 4, 1998, the Company acquired all of the outstanding stock of Ryder TRS, based in Denver, Colorado. As consideration for the Ryder TRS acquisition, the Company issued 3,455,206 shares of Class A common stock, paid $125,000 in cash and issued warrants to purchase Class A common stock, the value of which is capped at $19,000. In addition, the Company agreed to pay Ryder TRS stockholders a make-whole payment, which guarantees the market value of the Class A common stock at approximately $33.00 per share over two 30 day measurement periods in 1999 and 2000. The Company also assumed approximately $522,000 of Ryder TRS's debt. The results of Ryder TRS are included in the Company's results of operations from June 1, 1998, at which time the Company effectively took control of Ryder TRS. Allocations of the purchase price based on the fair value of Ryder TRS' tangible and intangible assets, using various studies and valuations, have not been finalized. However, the Company does not expect any material changes to the allocation of the purchase price.

     Acquisition of Car Dealerships -- Effective in June 1998, the Company purchased three new car dealerships, two located in Florida and one in Indiana. The dealerships were acquired for cash or a combination of cash and stock aggregating $16,000 in cash and the issuance of 445,854 shares of Class A common stock.

     If the acquisitions had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1997           1998
                                                              ----------     ----------
                                                                     (UNAUDITED)
Operating revenue...........................................  $2,482,088     $2,883,023
Net income (loss) (before extraordinary item)...............      (4,117)       (15,445)
EPS -- basic................................................       (0.13)         (0.47)
EPS -- diluted..............................................       (0.13)         (0.47)

  Other 1998 Acquisitions

     Other 1998 Acquisitions -- The Company completed several small acquisitions of Budget franchises and other related businesses through December 31, 1998. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The franchises were primarily located in Puerto Rico, Canada, Austria, Spain, New Zealand, Arkansas, Ohio, and California.

4. RESTRUCTURING

     The accompanying financial statements for 1998 include charges and accruals of approximately $14,900 ($7,100 in personnel expense and $7,800 in general and administrative expense) related to closings of vehicle rental and car sales locations and the centralization of certain finance and administrative functions of the Company (the "Restructuring"). In conjunction with the Restructuring, approximately 375 employees were identified for termination, primarily in operations, sales, and finance. As of December 31, 1998, approximately 60% of the affected employees have been terminated.

     At December 31, 1998, the remaining accruals relating to the Restructuring totaled approximately $13,000. During 1998, amounts paid or utilized totaled approximately $1,900.

5. REVENUE EARNING VEHICLES

     Revenue earning vehicles consist of the following at December 31:

                                                                 1997         1998
                                                              ----------   ----------
Revenue earning vehicles....................................  $2,379,434   $3,212,289
Less-accumulated depreciation...............................    (286,130)    (373,106)
                                                              ----------   ----------
                                                              $2,093,304   $2,839,183
                                                              ==========   ==========

6. PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following at December 31:

                                                                1997       1998
                                                              --------   --------
Land........................................................  $ 30,301   $ 50,069
Buildings and leasehold improvements........................   101,427    133,332
Furniture, fixtures and office equipment....................    54,225    108,468
                                                              --------   --------
                                                               185,953    291,869
Less -- accumulated depreciation and amortization...........   (38,406)   (62,551)
                                                              --------   --------
                                                              $147,547   $229,318
                                                              ========   ========

7. PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets include purchased software and capitalized software systems development costs, net of accumulated amortization, which amounts to approximately $6,806 and $68,920 at December 31, 1997 and 1998, respectively. In addition, prepaid expenses and other assets include the Company's 20% investment in a foreign rental operation.

     The revenue of the Company's investees amounts to less than 10% of consolidated revenues and the amount of undistributed earnings included in consolidated retained earnings is not significant.

8. NOTES PAYABLE

     Notes payable consist of the following at December 31:

                                                                 1997         1998
                                                              ----------   ----------
Commercial paper............................................  $  871,448   $  840,493
Medium term notes:
  Senior....................................................   1,267,376    2,338,500
  Subordinated..............................................      44,682       43,182
Convertible subordinated notes..............................     125,000       45,000
Vehicle obligations.........................................      86,400      185,296
Guaranteed senior notes.....................................     165,000           --
Senior term notes...........................................      14,171           --
Foreign notes...............................................      66,781      102,759
Working capital note........................................          --       50,000
Note payable to vendor......................................      15,677           --
Other.......................................................      29,664       29,865
                                                              ----------   ----------
                                                              $2,686,199   $3,635,095
                                                              ==========   ==========

  Debt Covenants

     Many of the Company's debt obligations contain restrictive covenants, the most restrictive of which are contained in the working capital facility. The Company was in compliance with all covenants as of December 31, 1998.

  Recent Debt and Security Placements and Retirements

     Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300,000 secured revolving credit facility to increase such facility to $550,000, (ii) the conversion of $80,000 of convertible subordinated notes to Class A common stock, (iii) the redemption of $165,000 of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of remarketable term income deferrable equity securities ("trust preferred securities" -- see note 9 to consolidated financial statements) which raised approximately $290,300, net of related fees, (v) the private placement of $1,100,000 of TFFC-98 notes, (vi) tendered for the redemption of $175,000 of Ryder TRS's outstanding 10% senior subordinated notes and (vii) repaid approximately $340,000 of Ryder TRS's outstanding commercial paper. The early extinguishment of the guaranteed senior notes and the Ryder TRS 10% senior subordinated notes resulted in $54,634 ($33,790 net of tax) of prepayment premiums and the write-off of deferred financing fees of $18,264 ($11,506 net of tax). This has been reflected as an extraordinary item, net of tax benefits, in the accompanying statements of operations. The 319,768 shares issued to induce conversion of the convertible subordinated notes were recorded at their fair value of $8,854 and reflected in debt extinguishment costs in the accompanying statements of operations.

  Commercial Paper

     The $900,000 commercial paper facility (the "Paper") was established in April 1997, has an outstanding principal balance of $840,493 and bears interest at rates ranging from 5.45% to 5.75% at December 31, 1998, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances, the Paper may be repaid by draws under a related, bank provided liquidity facility ($825,000) or a related letter of credit ($90,000). The Paper is issued periodically with maturities of up to 58 days. It is the Company's intention and ability to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires in October 2002. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 1998.

  Medium Term Notes

     Medium term notes are comprised of notes issued in August 1994 ("TFFC-94 notes"), notes assumed in the acquisition of BRAC-OPCO, Inc. in October 1995 ("OPCO notes"), notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes") , notes issued in June 1998 ("TFFC-98") and notes assumed in the BRACC Acquisition ("BFFC -- 94A notes") (collectively "MTN notes"). MTN notes are secured by the underlying vehicles, manufacturer receivables and restricted cash of $282,731 and $421,467 at December 31, 1997 and 1998, respectively. Under limited circumstances the MTN notes may be repaid by draws under related letters of credit amounting to $220,000 at December 31, 1998. No amounts were drawn under the related letter of credit at December 31, 1998.

     The TFFC-94 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $100,000 at December 31, 1997 and 1998, bear interest at an average LIBOR rate, as defined, plus 0.75% (6.38% per annum at December 31, 1998). Monthly principal payments of $16,667 commence in June 1999 with the last payment due in November 1999. The subordinated notes, with an aggregate principal balance of $5,682 at December 31, 1997 and 1998, bear interest at an average LIBOR rate, as defined, plus 1.30% (6.93% per annum at December 31, 1998) and are payable in full in December 1999. Interest on the TFFC-94 notes is payable monthly.

     The BFFC-94A notes consist of an aggregate principal balance of $500,000 at December 31, 1998 and bear interest at an average LIBOR rate, as defined, plus 0.50% (6.15% per annum at December 31, 1998). Interest on the BFFC-94A notes is payable monthly. Monthly principal payments of $83,333 commence in April 1999, with the last payment due in September 1999.

     The OPCO notes were repaid in full in 1998. These notes consisted of senior notes and subordinated notes. The senior notes had an aggregate principal balance of $28,876 and $0 in December 31, 1997 and 1998, respectively. The subordinated notes had an aggregate principal balance of $1,500 and $0 at December 31, 1997 and 1998, respectively.

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166,000 at December 31, 1997 and 1998, bear interest at 6.65% per annum. Monthly principal payments of $13,833 commence in May 2001 with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10,000 at December 31, 1997 and 1998, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472,500 at December 31, 1997 and 1998, bear interest at 7.35% per annum. Monthly principal payments of $39,375 commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27,500 at December 31, 1997 and 1998, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100,000 at December 31, 1998. The TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS and bear interest at fixed rates ranging from 6.07% and 6.84% and mature within three to seven years. Interest on the TFFC-98 notes is payable monthly.

  Convertible Subordinated Notes

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45,000 bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

     Concurrent with the closing of Ryder TRS in June 1998, $80,000 of 7.00% convertible subordinated notes was exchanged for 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of interest payments which the holders of the convertible subordinated notes forfeited as a result of the early conversion.

  Vehicle Obligations

     Vehicle obligations consist of outstanding lines of credit to purchase rental vehicles and retail car sales inventory. Collateralized lines of credit at December 31, 1998, consist of $126,416 for rental vehicles and approximately $58,880 for retail car sales inventory with maturity dates through May 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory.

     Vehicle obligations relating to the rental fleet are generally amortized over 5 to 15 months with monthly principal payments ranging from 2.0% to 3.0% of the capitalized vehicle cost. When rental vehicles are sold, the related unpaid obligation is due. Interest payments for rental fleet facilities are due monthly at annual interest rates ranging from 6.9% to 8.0% at December 31, 1998. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.

  Foreign Notes

     The foreign notes primarily provide financing for vehicle purchases and the funding of working capital. At December 31, 1997 and 1998, approximately $64,885 and $101,471 respectively, relates to vehicle debt, while $1,896 and $1,288 respectively, relates to the funding of working capital and various other debt. The foreign notes are largely secured by vehicles, bear interest at rates ranging from 4.05% to 11.20% per annum and mature from 1999 through 2003.

 Working Capital Facility

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300,000 to $550,000. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 1.75% or prime plus 0.75% (8.50% at December 31, 1998) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At December 31, 1998, the Company had $378,935 in letters of credit and $50,000 in working capital borrowings outstanding under this facility.

  Note Payable to Vendor

     The note payable to vendor related to the Company's license agreement for the reservation system and associated applications and databases and was paid in full in November 1998.

  Other Notes

     The Company and its subsidiaries have $29,865 of debt outstanding under various other credit facilities which are used primarily to provide working capital and finance operating activities.

     Schedule of aggregate maturities of notes payable at December 31, are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      ----------
   1999.....................................................  $1,777,036
   2000.....................................................       7,112
   2001.....................................................     698,656
   2002.....................................................     559,098
   2003.....................................................     393,757
   Thereafter...............................................     199,436
                                                              ----------
                                                              $3,635,095
                                                              ==========

9. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

     Proceeds from the Company obligated mandatorily redeemable preferred securities of subsidiary ("trust preferred securities"), which are convertible preferred stock, were used by the Company's subsidiary to invest in subordinated debentures of the Company, which represents substantially all of the subsidiary's assets. The Company ultimately used the proceeds to fund the redemption of certain of the Company's outstanding indebtedness. The Company has issued a subordinated guarantee of the subsidiary's obligations under the trust preferred securities. The 6,000,000 shares of trust preferred securities issued and outstanding are reflected in the balance sheet as "Company Obligated Mandatorily Redeemable Securities of Subsidiary", while dividends are reflected in the statements of operations as a minority interest captioned as "Distributions on trust preferred securities".

     The trust preferred securities accrue distributions at a rate of 6.25% per annum, have a liquidation value of $50 per share, are convertible into the Company's Class A common stock at the rate of 1.5179 shares of Class A common stock for each share of trust preferred securities and are subject to mandatory redemption at 101% of the principal amount plus accrued interest upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the subordinated debentures for up to twenty consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities. During a deferral period, the distributions will accumulate and the Company has agreed, among other things, not to declare any dividends on its capital stock (subject to certain exemptions).

10. RELATED PARTY TRANSACTIONS

     The Company leases facilities from an entity owned by certain stockholders. Operating lease payments for the years ended December 31, 1996, 1997, and 1998, were $227, $1,414 and $1,766 respectively. The entity assigned lease payments from the Company to a bank.

     At December 31, 1997, the Company had a payable to a stockholder and director in the amount of $1,500 which was included in notes payable in the accompanying consolidated balance sheet. The outstanding balance was paid in full in 1998.

     Approximately $19,811 and $554 of cash and cash equivalents are on deposit with or being held as agent for the Company by a bank at December 31, 1997 and 1998, respectively. A stockholder and director of the Company served on the bank's board of directors.

     A director of the Company is a managing director of Credit Suisse First Boston Corporation ("CSFBC"), an investment banking firm which periodically performs services for the Company for which it receives compensation. CSFBC and its affiliates have provided extensive services to the Company in connection with certain of the Company's debt facilities, acquisitions and public offerings of securities. Most recently, during 1998 CSFBC acted as lead underwriter in connection with the offering of 6.25% trust preferred securities of Budget Group Capital Trust in June 1998 and served as the Company's financial advisor in connection with the Company's acquisition of Ryder TRS in June 1998. Fees paid to CSFBC in 1998 were approximately $25,000.

     In connection with BRAC-OPCO franchise acquisition, the Company entered into a franchise agreement with the seller to pay a royalty of 5.00% of the monthly gross revenues derived from those operations, as well as the Company's San Diego operations. BRACC had a similar agreement related to the Los Angeles airport. A director of the Company is the Chief Executive Officer and a general partner of the seller. In 1997 and 1998, the Company paid the seller approximately $6,213 and $7,437, respectively, in royalty fees in accordance with these agreements.

     In December 1998, the Company's executive officers participated in the Company's Executive Share Purchase Program ("the Program"). Under the Program, executive officers purchased Class A common stock with funds provided by Key Bank N.A. ("Key Bank"). The Company purchased the Class A common stock on behalf of the officers in December 1998, amounting to $3,525, prior to the finalization of the loans and was repaid with the funding of the Key Bank loans in January 1999. Interest on the loans is due quarterly and paid by the Company to Key Bank and is to be reimbursed by the officer to the Company from the officer's annual incentive award. Reimbursement of interest by the officer to the Company will be forgiven if the price of the Class A common stock or financial results reach certain performance targets or under other specified circumstances. The Company has guaranteed the repayment of principal and interest on the loans.

11. LEASES

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

     Expense for operating leases and airport concession fees consist of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1996       1997       1998
                                                          -------   --------   --------
Revenue earning vehicles................................  $ 1,555   $ 15,914   $ 36,585
Facilities:
  Minimum rentals.......................................   15,403     66,566     80,009
  Contingent rentals....................................    3,353     17,615     38,157
                                                          -------   --------   --------
          Total.........................................  $20,311   $100,095   $154,751
                                                          =======   ========   ========

     Future minimum payments under noncancellable leases and concession agreements at December 31, 1998, are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1999........................................................  $ 80,434
2000........................................................    60,529
2001........................................................    46,999
2002........................................................    40,882
2003........................................................    29,746
Thereafter..................................................   132,765
                                                              --------
                                                              $391,355
                                                              ========

12.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1996     1997      1998
                                                             ------   -------   -------
Current:
  Federal..................................................  $  104   $   (11)  $    --
  State....................................................     750       502     3,135
  Foreign..................................................      --       816     1,624
Deferred...................................................   4,247    24,518    (4,502)
                                                             ------   -------   -------
                                                             $5,101   $25,825   $   257
                                                             ======   =======   =======

     The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996     1997      1998
                                                              ------   -------   ------
Income tax provision at federal statutory rate..............  $4,356   $19,536   $2,304
Effect of earnings of nontaxable (subchapter S) companies...     (87)       --       --
Distribution on trust preferred securities..................      --        --   (3,485)
Nondeductible portion of amortization of intangibles........     306     2,116    2,931
Merger and acquisition costs................................      --        --      558
State tax provision, net of federal benefit.................     624       876      179
Change in valuation allowance...............................      --     2,361   (2,375)
Other.......................................................     (98)      936      145
                                                              ------   -------   ------
                                                              $5,101   $25,825   $  257
                                                              ======   =======   ======

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, relate to the following:

                                                                1997       1998
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 60,778   $122,624
  Estimated self insurance liability........................    55,358     64,991
  Accrued expenses-pension..................................     8,549      8,953
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................     8,570      9,177
  Business tax credit carryforwards.........................     7,654      7,654
  Foreign tax credit carryforwards..........................     1,930      3,306
  Alternative minimum tax carryforwards.....................     3,907      3,907
  Foreign tax assets and net operating loss carryforwards...     2,319      3,799
  Non-deductible reserves, accrued expenses and other.......    15,683      5,993
                                                              --------   --------
          Total gross deferred tax assets...................   164,748    230,404
          Less-valuation allowance..........................   (57,186)   (56,116)
                                                              --------   --------
                                                               107,562    174,288
Deferred tax liabilities:
  Difference between book and tax bases of revenue earning
     vehicles and property and equipment....................    86,654     86,995
  Intangibles...............................................   127,878    123,943
  Other.....................................................     3,509      3,469
                                                              --------   --------
          Total gross deferred tax liabilities..............   218,041    214,407
                                                              --------   --------
          Net deferred tax liability........................  $110,479   $ 40,119
                                                              ========   ========

     The Company has federal and state net operating loss carryforwards available to offset future taxable income. At December 31, 1998, the Company and its subsidiaries have federal tax loss carryforwards of approximately $319,425 expiring through December 2013. The Company has recorded a valuation allowance for a portion of the acquired net operating loss carryforwards and other credit carryforwards due to the uncertainty of their ultimate realization. Any subsequently recognized tax benefits attributed to the change in the valuation allowance will reduce intangibles.

13. PENSION AND OTHER BENEFIT PLANS

     Substantially all employees of the United Kingdom and certain employees in the U.S. are covered under noncontributory pension plans. Plan benefits are based on final average compensation. The Company's funding policy for the domestic plan is to contribute the minimum ERISA contribution required under the projected unit credit actuarial cost method. The domestic defined benefit pension plan has been suspended. As a result of this suspension, employees earn no additional benefits under the plan. The domestic plan is supplemented by an unfunded, nonqualified plan providing benefits (as computed under the benefit formula) in excess of limits imposed by Federal tax law. The cost of the supplemental plan was approximately $695 in 1997 and $604 in 1998.

     The Company maintains an unfunded, nonqualified plan providing benefits to certain of its officers, (the "Executive Protection Plan") based on percentage of final compensation. The cost of the Executive Protection Plan was approximately $161 in 1997 and $262 in 1998.

     The Company also maintains a Savings Plus Plan. Under this plan, an eligible employee of the Company, or its participating subsidiaries, who has completed one year of continuous service and enrolls in the plan may elect to defer from 1% to 15% of specified compensation under a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The Company contributes varying amounts (25% to 75%) on the first 6% of each participating employee's eligible salary deferrals to various funds established by the plan, plus an additional contribution at the discretion of the Board of Directors, based on a percentage of an employee's total cash compensation. The cost of the plan was approximately $4,025 and $2,049 in 1997 and 1998, respectively.

     Each of the Company's domestic defined benefit plan's accumulated benefits exceed the plan's assets at December 31, 1998. The following table sets forth the domestic and foreign pension plans' funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997 and 1998:

                                                          1997                 1998
                                                   ------------------   ------------------
                                                   DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                                    PLANS      PLAN      PLANS      PLAN
                                                   --------   -------   --------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year........  $     --   $   --    $ 30,389   $ 6,684
  Acquisitions...................................    28,896    5,768          --        --
  Service cost...................................        48      537          75     1,465
  Interest cost..................................     1,383      394       2,192       678
  Benefits paid..................................    (1,274)    (164)     (1,477)     (133)
  Actuarial (gain)/loss..........................     1,336      149       6,174     5,341
                                                   --------   ------    --------   -------
Benefit obligation at end of year................    30,389    6,684      37,353    14,035
                                                   --------   ------    --------   -------
Change in plan assets:
  Fair value of plan assets at beginning of
     year........................................        --       --      17,220     9,056
  Acquisitions...................................    16,183    7,936          --        --
  Actual return on plan assets...................     1,600      823       1,180     1,298
  Employer contributions.........................       711      461       1,062       481
  Benefits paid..................................    (1,274)    (164)     (1,477)     (133)
                                                   --------   ------    --------   -------
  Fair value of plan assets at end of year.......    17,220    9,056      17,985    10,702
                                                   --------   ------    --------   -------
Funded Status....................................   (13,168)   2,372     (19,368)   (3,329)
Unrecognized prior service cost..................     1,080       (3)      1,012        (3)
Unrecognized net (gain)/loss.....................    (6,994)     423        (906)    4,983
                                                   --------   ------    --------   -------
Prepaid (accrued) pension cost...................  $(19,082)  $2,792    $(19,262)  $ 1,651
                                                   ========   ======    ========   =======
Components of net periodic pension cost:
  Service cost...................................  $     48   $  537    $     75   $ 1,465
  Interest cost..................................     1,383      394       2,192       678
  Expected return on assets......................    (1,020)    (754)     (1,442)     (795)
  Amortization of prior service cost.............        46       --          68       306
  Actuarial (gain)/loss..........................       491       --         (30)       --
                                                   --------   ------    --------   -------
          Total expense..........................  $    948   $  177    $    863   $ 1,654
                                                   ========   ======    ========   =======

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for 1997 and 1998 was 7.00% and 5.75%, respectively. No compensation increase has been assumed as no additional benefits will be earned under the domestic plans. The assumed compensation increase under the Executive Protection Plan for 1997 and 1998 was 5.00% and 6.00% respectively and 4.00% and 6.00% under the foreign plan. The expected long-term rate of return on plan assets for 1997 and 1998 was 9.50% and 8.50% respectively.

  Stock Options

     On April 25, 1994, the Company adopted the 1994 Incentive Stock Option Plan (the "ISO Plan") and the 1994 Directors' Stock Option Plan (the "Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income (loss) and EPS would have been changed to the following pro forma amounts:

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                              1996     1997       1998
                                                             ------   -------   --------
Net income (loss) before extraordinary item...  As Reported  $7,751   $29,774   $ (3,631)
                                                Pro Forma     6,596    25,189    (17,108)
EPS - Basic...................................  As Reported    0.72      1.48      (0.12)
                                                Pro Forma      0.61      1.25      (0.53)
EPS - Diluted.................................  As Reported    0.70      1.25      (0.12)
                                                Pro Forma      0.60      1.10      (0.53)

     The calculated pro forma compensation cost may not be representative of that to be expected in future years.

     The ISO Plan provides for the issuance of up to 4,500,000 shares of Class A or Class B common stock to key employees. The ISO Plan stock options may be either incentive stock options or nonqualified options, vest between 12 and 48 months and expire ten years after the date of grant. The exercise price of incentive stock options may not be less than the fair market value of the underlying shares at the date of grant. The exercise price for nonqualified options may not be less than 85% of the fair market value of the underlying shares or, if greater, the book value of the underlying shares at the date of grant.

     The Directors' Plan provides for the issuance of shares of Class A common stock to directors of the Company who are not employees of the Company. The Directors' Plan stock options are nonqualified, vest six months following the date of grant and expire ten years after the date of grant. The exercise price of the nonqualified options under the Directors' Plan is the fair market value of the underlying shares at the date of grant.

     A summary of the status of the Company's two stock option plans at December 31, 1996, 1997 and 1998 and activity during the years then ended is presented in the table and narrative below:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding -- December 31, 1995............................    319,214       $ 9.88
  Granted...................................................    572,916        12.05
  Exercised.................................................    (16,026)       10.23
  Forfeited.................................................     (8,600)       11.13
                                                              ---------
Outstanding -- December 31, 1996............................    867,504        11.29
  Granted...................................................  1,674,480        22.87
  Exercised.................................................   (547,632)       10.66
  Forfeited.................................................    (86,290)       19.25
                                                              ---------
Outstanding -- December 31, 1997............................  1,908,062        21.27
  Granted...................................................  2,090,700        25.99
  Exercised.................................................   (136,995)       12.68
  Forfeited.................................................   (224,450)       20.02
                                                              ---------
Outstanding -- December 31, 1998............................  3,637,317        24.38
                                                              =========

     As of December 31, 1998, options for 3,092,317 shares and 545,000 shares of Class A and Class B common stock, respectively, remained outstanding under the Company's stock option plans.

                                                           1996       1997       1998
                                                         --------   --------   --------
Exercisable at end of year --
  Shares...............................................   352,721    326,178    616,350
  Weighted average exercise price......................  $  10.36   $  13.85   $  22.51
Weighted average fair value of options granted during
  the year.............................................  $   4.89   $  10.07   $  15.31

     At December 31, 1998, 644,800, 1,278,260 and 1,203,800 of the options outstanding have an exercise price of $17.88, $22.38 and $30.88 respectively. These options have remaining contractual lives of 9.7, 8.3 and 9.2 years, respectively. Of these options, 0, 340,000 and 90,000 are exercisable, respectively. The remaining 510,457 options have exercise prices between $9.50 and $36.44, with a weighted average exercise price of $22.30 and a weighted average remaining contractual life of 8.8 years. Of these options, 186,350 are exercisable with a weighted average exercise price of $18.71.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted under the ISO Plan, a weighted average risk-free rate of return of 5.42% and an expected life of three years were assumed for 1996 and 1997 and a life of five years was assumed for 1998. For options granted under the Directors' Plan, a risk-free rate of return of 5.50% and an expected life of five years were assumed for 1996 and 1997 and a life of seven years was assumed for 1998. Additionally, for each option plan there was no expected dividend yield and an expected volatility of 62.9%.

14. COMMITMENTS AND CONTINGENCIES

     For many years, Ford has been BRACC's principal supplier of vehicles and held an equity interest in the Company from the time of the BRACC Acquisition through October 6, 1997. The number of vehicles purchased from Ford has varied from year to year. In model year 1998, approximately 70% of BRACC's U.S. vehicle purchases were comprised of Ford vehicles. Under the terms of the supply agreement that was entered into concurrently with the BRACC Acquisition, the Company agreed to purchase or lease Ford vehicles in such a quantity that the percentage of new Ford vehicles purchased or leased by the Company in the United States, Canada, and other countries outside the European Union represent 70% of the total new vehicle acquisitions by the Company, with a minimum quantity of at least 80,000 vehicles in the United States in each model year. Given the volume of vehicles purchased from Ford by the Company, shifting significant portions of the fleet purchases to other manufacturers would require lead time and certain operational changes. As a result, any inability by Ford to supply the Company with the planned number and types of vehicles, any significant decline in the quality and customer satisfaction with respect to Ford vehicles or any failure of the parties to reach an agreement on the terms of any purchases could have a material effect on the Company's financial condition and results of operations.

     The Company agreed to pay Ford, on September 1, 1998, and on each anniversary through September 1, 2004, an annual royalty equal to the greater of
(i) one percent of net vehicle revenue of BRACC locations prior to the Budget Acquisition for the prior model year, or (ii) a specified minimum amount (equal to $9,900 for the September 1, 1998, annual royalty payment and subject to adjustment for each annual period thereafter, based upon changes in the consumer price index). The minimum royalty payable with respect to each model year will be reduced by a stated amount for each Ford vehicle purchased by the Company and its affiliates and franchisees in excess of 123,000 Ford vehicles. The aggregate of all royalties paid to Ford over the term of the agreement is subject to a limit of $100,000. For the year ended September 1, 1998, no amounts were due to Ford under this royalty agreement.

  Litigation

     The Company, through Cruise, was a party to litigation that arose out of a claim for an alleged wrongful termination of a sublease agreement with one of its former concession operators. During the fourth quarter of 1997, the Company took a one-time charge of $10,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, to establish an accrual for damages. During 1998, this litigation was settled for $7,800. No further action is expected on this matter.

     The Company terminated the franchise agreement of its franchisee for Germany based on alleged violations of provisions in the underlying franchise agreement and ceased to provide services, such as reservations and credit card processing, effective as of October 23, 1998. Reservations that would have been transmitted to and serviced by the Company's franchisee in Germany are now being handled, on an interim basis, by National Car Rental locations in Germany, pursuant to an agreement between the Company and National Car Rental. The termination is being contested by the franchisee in the German courts, and a hearing was held in January 1999. The results of the hearing are expected early in the second quarter of 1999. The Company intends to replace the current German franchisee with a new franchisee and/or company owned locations when the pending legal issues are resolved. Until such time, the Company may experience an adverse effect on business in, and originating from Germany.

     Litigation arising in the normal course of business is pending against the Company. Management believes that the Company has meritorious defenses to all significant litigation and that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Environmental Matters

     The Company has recorded amounts, which in management's best estimate, will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1998, the Company has accrued $3,232 for estimated environmental remediation costs and expects to expend approximately $2,000 during 1999. Amounts receivable from third parties for reimbursement of remediation expenditures are not significant.

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

15. FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts are determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amount.

     The Company acquired existing interest rate collars in conjunction with the Ryder TRS acquisition. Under these agreements, the Company will receive payments in the event that the LIBOR based interest rate exceeds 6.30% and will make payments in the event the LIBOR based interest rate falls below 5.45%. At December 31, 1998, the Company had two interest rate collar agreements outstanding in the notional amount of $125,000. The carrying value of these agreements at December 31, 1998, approximated fair market value as the terms are representative of those currently available to the Company.

  Cash and Cash Equivalents, Restricted Cash, Trade and Vehicle Receivables and Accounts Payable, Accrued and Other Liabilities

     The carrying amounts of these financial assets and liabilities at December 31, 1997 and 1998, approximate fair value because of the short maturity of these instruments.

  Notes Payable

     The carrying amount of a portion of the Company's notes payable approximates fair market value at December 31, 1997 and 1998, since the debt is at floating interest rates. The carrying amount of the Company's fixed-rate notes payable approximates fair value at December 31, 1997 and 1998, due to the recent issuance of such debt or because such notes do not have terms that differ materially from those currently available to the Company.

16. SUPPLEMENTAL CASH FLOW DISCLOSURES

     In 1996, the Company issued 272,727 shares of Class A common stock with a value of $2,727 and notes payable of $10,000 for the 1996 acquisitions.

     In 1997, the Company issued 4,746,167 shares of Class A common stock with a value of $114,274 for the 1997 acquisitions. These amounts reflect the conversion of 4,500 shares of Series A convertible, non-voting preferred stock into 4,500,000 shares of Class A common stock which were sold by the selling stockholder in October 1997.

     In 1998, the Company issued 5,716,800 shares of Class A common stock with a value of $179,497 for the 1998 acquisitions.

     The Company paid interest of $34,333, $109,476 and $199,349 in 1996, 1997 and 1998, respectively.

     Income taxes of $1,017, $1,796 and $4,014 were paid in 1996, 1997 and 1998, respectively.

     On occasion, the Company acquires goods and services in exchange for revenue earning vehicles. During 1997 and 1998, revenue earning vehicles in the amount of $2,100 and $5,587, respectively, were exchanged for goods and services.

     The early extinguishment of the guaranteed senior notes and the Ryder TRS 10% senior subordinated notes resulted in the pretax write-off of deferred financing fees of $18,264. This has been included in the extraordinary item, net of tax benefits, in the accompanying statements of operations.

     Concurrent with the closing of Ryder TRS, $80,000 of 7.00% convertible subordinated notes were exchanged for 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of future interest payments which the holders of the notes forfeited as a result of the early conversion. The 319,768 shares issued to induce conversion of the notes were recorded at their fair value of $8,854 and reflected in debt extinguishment costs in the accompanying statements of operations.

17. SEGMENT INFORMATION

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks, and passenger vans, and the retail sale of used vehicles. Segments are determined by product line and business activity.

     The Car Rental segment includes BRACC, Budget Rent a Car International Inc. (BRACII), Premier and VPSI.

     The Truck Rental and Sales segment includes BRACC, Ryder TRS and Cruise.

     Retail Car Sales is comprised of Budget Car Sales and car sales locations in Hawaii.

     Segment information for the year ended December 31, 1996, is as follows:

                                        VEHICLE                       CORPORATE AND
                                         RENTAL    RETAIL CAR SALES   ELIMINATIONS    CONSOLIDATED
                                        --------   ----------------   -------------   ------------
Operating revenue.....................  $313,688       $134,120          $   --         $447,808
Depreciation and amortization.........    75,496          1,482             175           77,153
Operating income (loss)...............    47,877          1,857          (2,133)          47,601
Income (loss) before income taxes.....    15,452            409          (3,009)          12,852

                                                        DOMESTIC   FOREIGN    CONSOLIDATED
                                                        --------   --------   ------------
Operating revenue.....................................  $447,808   $     --     $447,808
Long-lived assets.....................................   109,750         --      109,750

     Segment information for the year ended December 31, 1997 is as follows:

                                                 TRUCK                    CORPORATE
                                     CAR       RENTAL AND   RETAIL CAR       AND
                                    RENTAL       SALES        SALES      ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ------------   ------------
Operating revenue...............  $1,014,797    $215,943     $239,355      $(58,659)     $1,411,436
Depreciation and amortization...     263,747      43,986          283         7,626         315,642
Operating income (loss).........     147,521      29,543       (2,405)       (3,663)        170,996
Income (loss) before income
  taxes.........................      54,812      11,555       (1,925)       (8,843)         55,599

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $1,300,378   $111,058    $1,411,436
Long-lived assets...................................     684,691      8,569       693,260

     Segment information for the year ended December 31, 1998, is as follows:

                                                 TRUCK                    CORPORATE
                                     CAR       RENTAL AND   RETAIL CAR       AND
                                    RENTAL       SALES        SALES      ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ------------   ------------
Operating revenue...............  $1,527,471    $613,671     $547,690      $(72,633)     $2,616,199
Depreciation and amortization...     416,474     116,248        5,213        16,801         554,736
Operating income (loss).........     171,479      86,778      (22,459)      (29,522)        206,276
Income (loss) before income
  taxes.........................      31,405      32,627      (23,168)      (34,281)          6,583

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $2,440,468   $175,731    $2,616,199
Long-lived assets...................................   1,110,067     19,775     1,129,842

     Truck rental and sales financial data for the year ended December 31, 1996 is not available.

     The vehicle rental financial information for the year ended December 31, 1996 is comparable to combined Car Rental and Truck Rental and Sales for the years ended December 31, 1997 and 1998.

     Foreign operations include rental and royalty revenues primarily from Europe, Australia and New Zealand.

18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table is a summary of quarterly information for the years ended December 31, 1997 and 1998 (in thousands except per share data).

                                                          1997                                        1998
                                        -----------------------------------------   -----------------------------------------
                                                   THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                   ------------------                          ------------------
                                         MARCH                                       MARCH
                                           31      JUNE 30    SEPT. 30   DEC. 31       31      JUNE 30    SEPT. 30   DEC. 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
Operating revenue.....................  $116,338   $332,144   $524,852   $438,102   $455,985   $614,352   $856,569   $689,293
Operating income (loss)...............     4,003     33,837     96,498     36,658     34,179     60,850    157,039    (45,792)
Net income (loss) before extraordinary
  item................................    (3,301)     4,563     30,894     (2,382)    (3,421)     4,751     61,276    (66,237)
Average shares outstanding -- basic...    12,875     18,765     21,579     27,023     27,445     29,499     35,942     35,928
Earnings (loss) per
  share -- basic(1)...................     (0.26)      0.24       1.43      (0.09)     (0.12)      0.16       1.70      (1.84)
Average shares
  outstanding -- diluted..............    12,875     22,596     32,554     27,023     27,445     30,243     47,016     35,928
Earnings (loss) per share -- diluted
  (1).................................     (0.26)      0.20       0.99      (0.09)     (0.12)      0.16       1.38      (1.84)
Market price of stock(2)
  High................................     29.50     34.875      37.00      37.75      39.50      39.00     33.125      25.00
  Low.................................     16.00      19.00     28.188      32.50      30.00     26.875      17.00      11.00

---------------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share do not equal the total for the year.
(2) On March 16, 1999, (i) the closing sale price of the Class A common stock as reported on the New York Stock exchange was $11.375 per share and (ii) there were approximately 299 holders of record of the Class A common stock and three holders of record of the Class B common stock.

     As of April 17, 1997, the Company's Class A common stock has been listed on the New York Stock Exchange under the symbol "BD". Prior to such date, the Company's Class A common stock was traded in the NASDAQ National Market under the symbol "TBUD". The table details the high and low bid information for the Class A common stock as reported by the NASDAQ National Market or the high and low sales prices for the Class A common stock as reported by the New York Stock Exchange, as the case may be, for the periods indicated.

     The Company has never paid any cash dividends on its common stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.