Form 10-Q
period 1999-03-31
BUDGET GROUP INC
filed 1999-05-14
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                            OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     35,901,621 shares of common stock were outstanding as of May 11, 1999, comprised of 33,965,021 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

     The Exhibit Index, filed as a part of this report, appears on page 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I.   Financial Information
Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
            and December 31, 1998.....................................    3
          Consolidated Statements of Operations for the Three-Month
            Periods Ended March 31, 1999 and 1998 (unaudited).........    4
          Consolidated Statement of Changes in Stockholders' Equity
            for the Three-Month Period Ended March 31, 1999
            (unaudited)...............................................    5
          Consolidated Statements of Cash Flows for the Three-Month
            Periods Ended March 31, 1999 and 1998 (unaudited).........    6
          Notes to Unaudited Consolidated Financial Statements........    7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   15

PART II.  Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities and Use of Proceeds...................   16
Item 3.   Default Upon Senior Securities..............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
Signature Page........................................................   17

                                                                        PAGE
                                                                        ----
                                        2

                         PART I -- FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................  $   73,669     $  136,184
Restricted cash.............................................      92,449        421,467
Trade and vehicle receivables, net..........................     317,791        425,183
Vehicle inventory...........................................      86,883         81,028
Revenue earning vehicles, net...............................   3,205,163      2,839,183
Property and equipment, net.................................     233,616        229,318
Prepaid expenses and other assets...........................     186,836        179,218
Intangibles, including goodwill, net........................     828,283        822,490
                                                              ----------     ----------
          Total assets......................................  $5,024,690     $5,134,071
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................  $3,559,245     $3,635,095
Accounts payable, accrued and other liabilities.............     504,582        517,107
Deferred income taxes.......................................      40,119         40,119
                                                              ----------     ----------
          Total liabilities.................................   4,103,946      4,192,321
                                                              ----------     ----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
  SUBSIDIARY................................................     291,235        291,160
                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Common stock................................................         361            360
Additional paid-in-capital..................................     671,147        670,089
Foreign currency translation adjustment.....................      (4,259)        (5,169)
Accumulated deficit.........................................     (35,727)       (12,677)
Treasury stock..............................................      (2,013)        (2,013)
                                                              ----------     ----------
          Total stockholders' equity........................     629,509        650,590
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $5,024,690     $5,134,071
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
OPERATING REVENUE:
  Vehicle rental............................................  $   486,488   $   339,955
  Retail vehicle sales......................................      167,956        97,291
  Royalty fees and other....................................       24,250        18,739
                                                              -----------   -----------
          Total operating revenue...........................      678,694       455,985
OPERATING EXPENSES:
  Direct vehicle and operating..............................      226,114       154,442
  Depreciation -- vehicle...................................      137,064        94,522
  Cost of retail vehicle sales..............................      150,253        86,142
  Selling, general and administrative.......................      136,983        75,989
  Amortization and non-vehicle depreciation.................       16,982         9,116
  Pooling expenses..........................................           --         1,595
                                                              -----------   -----------
          Total operating expenses..........................      667,396       421,806
                                                              -----------   -----------
Operating income............................................       11,298        34,179
                                                              -----------   -----------
Other expense:
Vehicle interest, net.......................................       45,341        31,430
Other interest, net.........................................        1,420         8,450
                                                              -----------   -----------
          Total other expense...............................       46,761        39,880
LOSS BEFORE INCOME TAXES....................................      (35,463)       (5,701)
Benefit for income taxes....................................      (17,036)       (2,280)
Distributions on trust preferred securities.................        4,623            --
                                                              -----------   -----------
NET LOSS....................................................  $   (23,050)  $    (3,421)
                                                              ===========   ===========
NET LOSS PER SHARE:
  Basic and diluted.........................................  $     (0.64)  $     (0.12)
                                                              ===========   ===========
Weighted average number of shares outstanding:
  Basic and diluted.........................................   35,856,000    27,445,000

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1999
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           FOREIGN
                                            ADDITIONAL    CURRENCY                                  TOTAL
                                   COMMON    PAID-IN     TRANSLATION   ACCUMULATED   TREASURY   STOCKHOLDERS'
                                   STOCK     CAPITAL     ADJUSTMENT      DEFICIT      STOCK        EQUITY
                                   ------   ----------   -----------   -----------   --------   -------------
Balance at December 31, 1998.....   $360     $670,089      $(5,169)     $(12,677)    $(2,013)     $650,590
Foreign currency translation.....                              910                                     910
Shares issued in acquisition of
  business.......................      1        1,016                                                1,017
Stock compensation...............                  42                                                   42
Net loss.........................                                        (23,050)                  (23,050)
                                    ----     --------      -------      --------     -------      --------
Balance at March 31, 1999........   $361     $671,147      $(4,259)     $(35,727)    $(2,013)     $629,509
                                    ====     ========      =======      ========     =======      ========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOR THE THREE-MONTH PERIODS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $   (23,050)   $    (3,421)
                                                              -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................      154,046        101,964
  Deferred income taxes.....................................           --         (2,280)
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade and vehicle receivables, net.....................      107,391         54,534
     Vehicle inventory......................................       (5,855)        (3,882)
     Prepaid expenses and other assets......................        1,982         (2,619)
     Accounts payable, accrued and other liabilities........      (12,525)        34,106
                                                              -----------    -----------
          Total adjustments.................................      245,039        181,823
                                                              -----------    -----------
          Net cash provided by operating activities.........      221,989        178,402
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash balance...........................      329,018        258,026
Proceeds from sale of revenue earning vehicles..............      546,254        686,178
Purchases of revenue earning vehicles.......................   (1,063,242)    (1,061,411)
Proceeds from the sale of property and equipment............        1,582          2,309
Purchases of property and equipment.........................      (22,102)       (18,873)
Payment for acquisitions, net of cash acquired..............       (1,017)        (5,477)
                                                              -----------    -----------
          Net cash used in investing activities.............     (209,507)      (139,248)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity transactions, net......................        1,059            494
Net decrease in vehicle obligations.........................       (4,713)       (36,757)
Net decrease in commercial paper............................      (75,845)      (105,595)
Proceeds from other notes payable...........................        7,553          8,993
Principal payments on other notes payable...................       (2,845)        (8,297)
                                                              -----------    -----------
          Net cash used in financing activities.............      (74,791)      (141,162)
                                                              -----------    -----------
Effect of exchange rate changes on cash.....................         (206)            45
                                                              -----------    -----------
Net decrease in cash and cash equivalents...................      (62,515)      (101,963)
Cash and cash equivalents, beginning of period..............      136,184        161,455
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $    73,669    $    59,492
                                                              ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Budget Group, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

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

     The accompanying consolidated financial statements for the three-month period ended March 31, 1998, have been restated to include the accounts of Cruise as if the companies had combined at the beginning of that period. Prior to the merger, Cruise's fiscal year ended on April 30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

     There were no significant transactions between the Company and Cruise prior to the combination and immaterial adjustments were recorded to conform Cruise's accounting policies. The results of Cruise included in the consolidated statements of operations are revenues of $3,652 and a net loss of $1,836 for January 1998.

2. ACQUISITIONS

     Acquisition of Ryder TRS, Inc. -- On June 19, 1998, pursuant to the Agreement and Plan of Merger, as amended, entered into on March 4, 1998, the Company acquired all of the outstanding stock of Ryder TRS, Inc. ("Ryder TRS"), based in Denver, Colorado. As consideration for the Ryder TRS acquisition, the Company issued 3,455,206 shares of Class A common stock, paid $125,000 in cash and issued warrants to purchase Class A common stock, the value of which is capped at $19,000. In addition, the Company agreed to pay Ryder TRS stockholders a make-whole payment (with respect to the shares of Class A common stock issued in the acquisition) to the extent that the Class A common stock trades below approximately $33 per share over two 30-day measurement periods ending, respectively, on June 19, 1999 and February 19, 2000. This payment may be made in cash and/or stock at the Company's option. The Company also assumed approximately $522,000 of Ryder TRS's debt. The results of Ryder TRS are included in the Company's results of operations from June 1, 1998 at which time the Company effectively took control of Ryder TRS.

     Acquisition of Car Dealerships -- Effective in June 1998, the Company purchased three new car dealerships, two located in Florida and one in Indiana. The dealerships were acquired for cash or a combination of cash and stock aggregating $16.0 million in cash and the issuance of 445,854 shares of Class A common stock.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

     If the acquisitions had occurred at the beginning of the period presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective period.

                                                              THREE-MONTH PERIOD ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                        1998
                                                              ------------------------
                                                                   (IN THOUSANDS
                                                               EXCEPT PER SHARE DATA)
Operating revenue...........................................          602,375
Net loss....................................................          (14,443)
Basic and diluted loss per share............................            (0.41)

     The Company completed several small acquisitions of BRACC franchises through March 31, 1999. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The franchises were primarily located in France, England and Florida.

3. COMPREHENSIVE INCOME

     The Company's only adjustment to arrive at comprehensive income is the foreign currency translation adjustment. Total comprehensive loss was $22,140 and $4,119 for the three-month periods ended March 31, 1999 and 1998, respectively.

4. EARNINGS PER SHARE

     Diluted net loss per share computed under SFAS No. 128 "Earnings Per Share" is the same as basic net loss per share due to the anti-dilutive effect (i.e. the effect of reducing basic net loss per share) of the Company's convertible securities and stock options.

5. RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14,900 in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company (the "Restructuring"). At March 31 1999, approximately 70% of the employees affected have been terminated and the Company has accruals remaining related to the restructuring of $10,600. During the three-month period ended March 31, 1999 approximately $2,400 has been paid or utilized and accrual reductions of approximately $100 have been recorded.

6. FINANCIAL INSTRUMENTS

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities and is effective for the Company beginning in July 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects no material impact on its financial condition or results of operation upon adoption of SFAS No. 133 beginning January 1, 2000.

7. BUSINESS SEGMENTS

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans, and the sale of used vehicles. Segments are determined by product line and business activity.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

     Segment information for the three-month period ended March 31, 1999 and 1998 respectively are:

                                    CAR       TRUCK     RETAIL CAR   CORPORATE AND
                                   RENTAL     RENTAL      SALES      ELIMINATIONS    CONSOLIDATED
                                  --------   --------   ----------   -------------   ------------
1999
Operating revenue...............  $387,599   $151,486    $160,083      $(20,474)       $678,694
Operating income (loss).........    24,245     (3,724)     (4,528)       (4,695)         11,298
1998
Operating revenue...............   338,770     43,209      91,984       (17,978)        455,985
Operating income (loss).........    36,150      2,490      (1,043)       (3,418)         34,179

8. SUBSEQUENT EVENTS

     In April 1999, the Company issued unsecured senior notes with an aggregate principal amount of $400,000 bearing interest at 9.125% due in 2006 (the "Notes"). The net proceeds from this transaction will be primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue-earning vehicles and certain other secured indebtedness. Pending the repayment of the maturing medium-term notes, the Company temporarily reduced amounts outstanding under its commercial paper facilities. The indenture governing the Notes contains certain covenants which, among other things, restrict the Company from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing its capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In addition, the Company has filed a registration statement enabling holders of the Notes to exchange the Notes for publicly registered notes with identical terms.

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

     In June 1998 the Company acquired Ryder TRS which is accounted for by the purchase method of accounting. The accompanying consolidated financial statements have been restated to reflect the pooling of interests with Cruise America, Inc. as if the companies had combined at the beginning of the first period presented. For a further discussion of these transactions, see Notes 1 and 2 to the Company's unaudited consolidated financial statements herein.

     The Company is engaged in the business of the daily rental of vehicles, including cars, trucks, passenger vans and recreational vehicles (through both owned and franchised operations) and the sale of new and late model used vehicles including recreational vehicles.

  Revenues primarily consist of:

     Vehicle rental -- revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations. Retail vehicle sales -- revenue generated from the sales of new and late model used vehicles sold at retail or from retail lots, including recreational vehicles. Royalty fees and other -- fees generated from the Company's licensees and other non-vehicle rental or sales items.

  The Company's expenses primarily consist of:

     Direct vehicle and operating -- includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance. Depreciation, vehicle -- depreciation expenses relating to revenue-earning vehicles including net gains or losses on the disposal of such equipment. Cost of retail vehicle sales -- cost of new and late model used vehicles sold at retail or from retail lots, including recreational vehicles. Selling, general and administrative -- includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to travel agents and other third parties. Amortization and non-vehicle depreciation -- includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets. Vehicle and other interest, net -- interest expense, net of interest earned on restricted cash, relating primarily to revenue-earning vehicle financing.

RESULTS OF OPERATIONS

     General Operating Results. Net loss for the first quarter of 1999 increased $19.6 million to a loss of $23.0 million compared with a net loss of $3.4 million in 1998. The loss per share for the first quarter of 1999 increased to $0.64 per diluted share from a loss of $0.12 per diluted share in 1998, primarily due to seasonal losses in the first quarter 1999 of Ryder TRS and larger operating losses from the retail car sales segment, offset somewhat by an increase in the average number of shares outstanding issued in connection with the Ryder TRS and new car dealership acquisitions. Loss before income taxes increased $29.8 million for the first quarter of 1999 to a loss of $35.5 million from a loss of $5.7 million for the first quarter of 1998.

     Operating Revenues. Vehicle rental revenue increased $146.5 million in the first quarter of 1999 to $486.5 million from $340.0 million in the first quarter of 1998. This increase was largely due to the acquisition of Ryder TRS in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations, and a 5.3% (same market basis) growth in BRACC car rental revenue. Revenue from sales of vehicles increased $70.7 million in the first quarter of 1999 to $168.0 million from $97.3 million in the first quarter of 1998. This increase was due to new stores opened by the Company and the acquisition of three new car dealerships in June 1998. Royalty fees and other revenues increased $5.5 million in the first quarter of 1999 to $24.3 million from $18.7 million in the first quarter of 1998. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $245.6 million in the first quarter of 1999 to $667.4 million from $421.8 million in the first quarter of 1998. This increase was largely due to the addition of Ryder TRS's operations to the Company's operations and the increase in cost of retail vehicle sales. Ryder TRS's operating expenses totaled $106.1 million in the first quarter of 1999. The cost of retail vehicle sales increased $64.1 million in the first quarter of 1999 to $150.3 million from $86.1 million in the first quarter of 1998. This increase is reflective of the car sales revenue growth with the new car dealership acquisitions and new locations opened by the Company. Amortization expense increased $7.9 million in the first quarter of 1999 to $17.0 million from $9.1 million in the first quarter of 1998. This increase was largely due to intangibles, including goodwill, related to the 1998 acquisitions.

     Other expense, net. Other expense, net of interest income, increased $6.9 million in the first quarter of 1999 to $46.8 million from $39.9 million in the first quarter of 1998. This increase was largely due to the financing of fleet and other borrowings related to the acquisition of Ryder TRS, net of investment income due to the increase in cash, and changes to the Company's capital structure concurrent with the acquisition of Ryder TRS.

     Benefit for income taxes. The overall year to date tax benefit reflects the expected full year effective rate of 42.5% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.6 million represent dividend payments to holders of these company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. These distributions are reflected as a minority interest under the above-mentioned caption.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. The Company's primary use of cash is the acquisition of new vehicles for the rental fleet. The Company's existing indebtedness at March 31, 1999 has interest rates ranging from 3.45% to 11.20% and the material terms of the financing facilities are described below. The Company intends to fund its operations and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional equity and/or debt securities which may include a substantial portion of unsecured indebtedness. See Note 8 to the Company's unaudited consolidated financial statements herein for a description of the $400.0 million of unsecured debt issued subsequent to March 31, 1999.

  Analysis of Cash Flows

     Net cash provided by operating activities increased 24.4% to $222.0 million during the first quarter of 1999 from $178.4 million during the first quarter 1998. The Company experienced an increase in cash received from trade and vehicle receivables and non-cash expenses such as depreciation and amortization, which was offset to some extent by increases in cash paid to vendors and in interest expense.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $546.3 million and $686.2 million during the first quarters of 1999 and 1998, respectively. Cash paid to suppliers of revenue vehicles was $1,063.2 million and $1,061.4 million during the first quarter of 1999 and 1998, respectively. Payment for acquisitions, net of assets acquired, amounted to $1.0 million and $5.5 million during the first quarter of 1999 and 1998, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $22.1 million and $18.9 million for the first quarter of 1999 and 1998, respectively. We anticipate that the annual capital expenditures for 1999 will be approximately $85.0 million.

     Net cash used in financing activities for the first quarter 1999 decreased to a net use of $74.8 million from a net use of $141.2 million during the first quarter 1998. This was due primarily to the lower net reduction in revenue earning vehicles and consequently lower pay down of fleet financing facilities.

  Debt Facilities -- General

     The Company borrows money directly and through its special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Fleet Financing Corporation ("BFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At March 31, 1999, the Company had $3,559.2 million of indebtedness outstanding, $3,428.3 million of which represented secured fleet financing and $130.9 million of which represented non-vehicle indebtedness. At March 31, 1999, the Company had $201.8 million of availability under various fleet financing facilities.

  Recent Debt Placements and Retirements

     Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300.0 million secured revolving credit facility to increase such facility to $550.0 million, (ii) the conversion of $80.0 million of convertible subordinated notes to Class A common stock, (iii) the redemption of $165.0 million of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of trust preferred securities which raised approximately $290.3 million, net of related fees, (v) the private placement of $1.1 billion of TFFC-98 notes, (vi) the redemption of $175.0 million of Ryder TRS's outstanding 10% senior subordinated notes and (vii) the repayment of approximately $340.0 million of Ryder TRS's outstanding commercial paper. The redemptions (early extinguishments) resulted in charges totaling $45.3 million, after income tax benefits, and the conversion premium to holders of the convertible subordinated notes resulted in charges of $9.5 million. See Note 2 to the Company's unaudited consolidated financial statements herein. See Note 8 to the Company's unaudited consolidated financial statements herein for a description of the $400.0 million of unsecured debt issued subsequent to March 31, 1999.

  Fleet Financing Facilities

     At March 31, 1999, the Company had borrowed $2.4 billion under asset-backed MTN's and $764.6 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in August 1994 ("TFFC-94 notes"), notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes assumed in the BRACC acquisition ("BFFC-94A notes"), and notes issued in conjunction with the acquisition of Ryder TRS ("TFFC-98 notes"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles and the restricted cash accounts. Interest rates on the Fleet notes at March 31, 1999, ranged from 4.90% to 7.80%.

     The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Borrowings under collateralized available lines of credit at March 1999 consist of $215.5 million for rental vehicles and $66.5 million for retail car sales inventory with maturity dates through May 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 3.45% to 11.20% at March 31, 1999. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

  Medium Term Notes

     The $1.1 billion TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS, require monthly interest payments and bear interest at fixed rates ranging from 6.07% to 6.84%. The TFFC-98 notes mature in three to seven years. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles.

-- The $500.0 million TFFC-97 notes and CP facility were entered into concurrently with the BRACC acquisition. As of March 31, 1999, the CP has various interest rates, which ranged between 4.90% and 4.98%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80%.

-- The TFFC-94 notes and TFFC-96 notes totaled $281.6 million with interest rates ranging from 5.75% to 7.10% at March 31, 1999. Monthly maturities on the TFFC-94 notes commence in June 1999, with the last payment due in November 1999, while subordinated TFFC notes of $5.7 million are due in December 1999. These maturities will be funded through the issuance of unsecured term notes.

-- The Company has continued to utilize borrowings under the BFFC-94A notes to fund its fleet. The BFFC-94A notes consist of $500.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (5.44% at March 31, 1999). Monthly maturities of $83,333 commenced in April 1999, with the last payment due in September 1999. These maturities are expected to be funded through the issuance of term notes, both secured and unsecured, beginning in April 1999. See Note 8 to the Company's unaudited consolidated financial statements herein.

  Trust Preferred Securities

     In June 1998, the Company issued $300.0 million of trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities.

  Working Capital Facility

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 1.75% or prime plus 0.75% (6.69% at March 31, 1999) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At March 31, 1999, the Company had $378.9 million in letters of credit and $50.0 million of debt outstanding under this facility.

     The credit facility was amended in the first quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's.

CHANGE IN FINANCIAL CONDITION

     Total assets decreased $109.4 million from $5,134.1 million at December 31, 1998 to $5,024.7 million at March 31, 1999. This decrease was due to a decrease in trade and vehicle receivables of $107.4 million primarily in receivables due from vehicle manufacturers. Restricted cash decreased $329.0 million to fund the increase in revenue-earning vehicles of $366.0 million.

     Total liabilities decreased by $88.4 million from $4,192.3 million at December 31, 1998 to $4,103.9 million at March 31, 1999. This decrease, largely notes payable of $75.9 million, resulted primarily from the use of restricted cash to finance vehicles.

RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company. At March 31 1999, approximately 70% of the employees affected have been terminated and the Company has accruals remaining related to the restructuring of $10.6 million. During the three-month period ended March 31, 1999 approximately $2.4 million has been paid or utilized and accrual reductions of approximately $0.1 million have been recorded.

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

     During 1998, the Company recognized approximately $2.8 million in expenses to modify existing computer systems and applications and estimates that an aggregate of approximately $4.0 million will be incurred in 1999 specifically for Y2K modification. Approximately $0.4 million was spent in 1999 through March
31. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company is using both internal and external resources and expects to complete all major modification efforts by mid-1999 with some projects extending into late 1999. These efforts have not significantly hampered the Company's ongoing system development or system upgrade activities to date, however, all available resources will be diverted to Y2K efforts in the event that modifications fall behind schedule.

     The Company is assessing the impact of the Y2K Issue on the ability of its significant suppliers to maintain adequate service levels. Responses have been received from about one-half of the significant suppliers identified by the Company with all respondents indicating expected readiness for Y2K. The most critical suppliers are in the vehicle manufacturing, telecommunications, fuel supply and banking/financing industries. A failure on the part of these suppliers or their products could cause significant disruption in operations and therefore materially impact the Company's operating results and financial condition. The Company believes that the computer technology embedded in the vehicles it has in fleet, or expects to purchase, is Y2K ready and expects to complete the entire assessment by mid-1999.

     There can be no assurance that the critical third party suppliers upon which the Company relies will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain areas, which are intended to allow the Company to continue to operate in the event of a Y2K failure. The contingency plans will include performing certain processes manually, repairing affected systems and changing suppliers as necessary. These contingency plans may not be successful in avoiding the disruption of service particularly in the reservation and vehicle rental processes.

ENVIRONMENTAL MATTERS

     The Company has assessed and continues to assess the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

     During 1998, the Company recognized approximately $0.9 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.2 million will be incurred in 1999 and 2000. Approximately $0.2 million was spent in 1999 through March 31. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

FORWARD LOOKING STATEMENTS

     This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute "forward looking statements" under the Private Securities Litigation Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and that information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is primarily due to floating rate interest associated with fleet debt. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. No significant changes have occurred in the Company's capital structure or market risk profile during the period ended March 31, 1999. See the Company's disclosures regarding market risk as of December 31, 1998 included under item 7A of the Company's Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 1998, we discontinued providing services to our German franchisee (such as reservations and credit card processing services), after having previously terminated the related franchise agreements for alleged contract violations. On April 15, 1999, the Munich Regional Court of Appeal held that we had validly terminated the license agreement with Sixt effective as of May 1997. The possibility remains, however, that a higher court in Germany could reverse the Appeal's court decision. As a result of the dispute with Sixt, we have experienced an adverse effect on our business in, and originating from, Germany. We intend to replace the current franchisee with new franchisees and/or corporate-owned locations. However, there is no assurance that such replacement will be commercially successful.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales Of Unregistered Securities:

          On February 15, 1999, in connection with the acquisition of Group Collinet, N.A. ("Collinet") a franchisee in France, the Company issued 77,076 shares of Class A Common Stock to the shareholders of Collinet.

          The foregoing issuance was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the "Act") provided under Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     Exhibit 27 Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     In a Form 8-K dated March 22, 1999 and filed March 22, 1999, the Company filed under Item 7, audited consolidated financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1996, 1997 and 1998.

     In a Form 8-K dated March 22, 1999 and filed March 23, 1999, the Company filed under Item 5, a notice announcing the offering of the unsecured senior notes.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                BUDGET GROUP, INC.
                                                   --------------------------------------------
                                                                   (Registrant)

Dated: May 14, 1999                                           By: /s/ MICHAEL CLAUER
                                                   --------------------------------------------
                                                                  Michael Clauer
                                                             Executive Vice President
                                                             Chief Financial Officer

Dated: May 14, 1999                                           By: /s/ THOMAS L. KRAM
                                                   --------------------------------------------
                                                                  Thomas L. Kram
                                                            Vice President, Controller
                                                          (Principal Accounting Officer)