Form 10-Q
period 1999-06-30
BUDGET GROUP INC
filed 1999-08-16
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30,1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

36,911,065 shares of common stock were outstanding as of August 12, 1999, comprised of 34,974,465 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 21.

----------------------------------------------------------------------------

                                     INDEX

PART I.  Financial Information                                                                                 PAGE
                                                                                                               ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
           and December 31, 1998                                                                                  3

         Consolidated Statements of Operations for the Three and
           Six-Month Periods Ended June 30, 1999 and 1998 (unaudited)                                             4

         Consolidated Statement of Changes in Stockholders' Equity
           for the Six-Month Period Ended June 30, 1999 (unaudited)                                               5

         Consolidated Statements of Cash Flows for the Six-Month
           Periods Ended June 30, 1999 and 1998 (unaudited)                                                       6

         Notes to Unaudited Consolidated Financial Statements                                                     7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              19


PART II. Other Information

Item 1.  Legal Proceedings                                                                                       20

Item 2.  Changes in Securities and Use of Proceeds                                                               20

Item 3.  Default Upon Senior Securities                                                                          20

Item 4.  Submission of Matters to a Vote of Security Holders                                                     20

Item 5.  Other Information                                                                                       21

Item 6.  Exhibits and Reports on Form 8-K                                                                        21

Signature Page                                                                                                   22

                         PART I. - FINANCIAL STATEMENTS

ITEM 1.  CONSOLIDATED BALANCE SHEETS

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (Dollar amounts in thousands)

                                                                JUNE 30,          DECEMBER 31,
                                                                 1999                1998
                                                              ----------          -----------
                                                                      (UNAUDITED)
                                       ASSETS
Cash and cash equivalents                                     $   75,224          $  136,184
Restricted cash                                                  233,310             421,467
Trade and vehicle receivables, net                               382,879             425,183
Vehicle inventory                                                 93,324              81,028
Revenue earning vehicles, net                                  3,578,077           2,839,183
Property and equipment, net                                      237,580             229,318
Prepaid expenses and other assets                                220,447             179,218
Intangibles, including goodwill, net                             860,551             822,490
                                                              ----------          ----------
  Total assets                                                $5,681,392          $5,134,071
                                                              ==========          ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable                                                 $4,179,522          $3,635,095
Accounts payable, accrued and other liabilities                  526,914             517,107
Deferred income taxes                                             40,119              40,119
                                                              ----------          ----------
  Total liabilities                                            4,746,555           4,192,321
COMPANY OBLIGATED MANDITORILY REDEEMABLE
  SECURITIES OF SUBSIDIARY                                       291,309             291,160
                                                              ----------          ----------
STOCKHOLDERS' EQUITY
Common stock                                                         361                 360
Additional paid-in-capital                                       668,962             670,089
Foreign currency translation adjustment                           (4,267)             (5,169)
Accumulated deficit                                              (19,515)            (12,677)
Treasury stock                                                    (2,013)             (2,013)
                                                              ----------          ----------
  Total stockholders' equity                                     643,528             650,590
                                                              ----------          ----------
  Total liabilities and stockholders' equity                  $5,681,392          $5,134,071
                                                              ==========          ==========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands except for per share data)

                                                         FOR THE THREE-MONTH               FOR THE SIX-MONTH
                                                            PERIODS ENDED                    PERIODS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                      -----------------------       -----------------------------
                                                        1999          1998             1999              1998
                                                      --------      ---------       -----------       -----------
OPERATING REVENUE:
 Vehicle rental                                       $585,623      $ 450,141       $ 1,072,111       $   790,096
 Retail vehicle sales                                  174,831        140,746           342,787           238,037
 Royalty fees and other                                 31,248         23,465            56,127            42,204
                                                      --------      ---------       -----------       -----------
Total operating revenue                                791,702        614,352         1,471,025         1,070,337
                                                      --------      ---------       -----------       -----------
OPERATING EXPENSES:
 Direct vehicle and operating                          237,891        173,651           464,635           328,093
 Depreciation - vehicle                                144,882        117,668           281,945           212,190
 Cost of retail vehicle sales                          151,703        124,578           300,627           210,333
 Selling, general and administrative                   152,735        125,506           289,718           201,495
 Amortization and non-vehicle depreciation              18,278         11,624            35,260            20,740
 Pooling expenses                                           --             --                --             1,595
                                                      --------      ---------       -----------       -----------
    Total operating expenses                           705,489        553,027         1,372,185           974,446
                                                      --------      ---------       -----------       -----------
Operating income                                        86,213         61,325            98,840            95,891
                                                      --------      ---------       -----------       -----------
Other expense:
Vehicle interest, net                                   44,836         37,618            90,177            69,048
Other interest, net                                      9,894          7,018            12,643            15,855
Debt extinguishment costs                                   --          9,454                --             9,454
                                                      --------      ---------       -----------       -----------
Total other expense, net                                54,730         54,090           102,820            94,357
INCOME (LOSS) BEFORE INCOME TAXES                       31,483          7,235            (3,980)            1,534
Provision (benefit) for income taxes                    10,467          1,833            (6,569)             (447)
Distributions on trust preferred securities              4,804            651             9,427               651
                                                      --------      ---------       -----------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 16,212          4,751            (6,838)            1,330
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
 DEBT (Net of income taxes of $26,602)                      --        (45,296)               --           (45,296)
                                                      --------      ---------       -----------       -----------
 NET INCOME (LOSS)                                    $ 16,212      $ (40,545)      $    (6,838)      $   (43,966)
                                                      ========      =========       ===========       ===========
NET INCOME (LOSS) PER SHARE:
 BASIC: Income (loss) before extraordinary item       $   0.45      $    0.16       $     (0.19)      $      0.05
                                                      ========      =========       ===========       ===========
                       Extraordinary item             $     --      $   (1.54)      $        --       $     (1.61)
                                                      ========      =========       ===========       ===========
                       Net income (loss)              $   0.45      $   (1.37)      $     (0.19)      $     (1.56)
                                                      ========      =========       ===========       ===========
 DILUTED:Income (loss) before extraordinary item      $   0.42      $    0.16       $     (0.19)      $      0.05
                                                      ========      =========       ===========       ===========
                       Extraordinary item             $     --      $   (1.50)      $        --       $     (1.57)
                                                      ========      =========       ===========       ===========
                       Net income (loss)              $   0.42      $   (1.34)      $     (0.19)      $     (1.52)
                                                      ========      =========       ===========       ===========
Weighted average number of shares outstanding:
 Basic                                                  35,902         29,499            35,879            28,134
 Diluted                                                46,818         30,243            35,879            28,963

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                  FOREIGN
                                                   ADDITIONAL     CURRENCY                                      TOTAL
                                       COMMON       PAID-IN      TRANSLATION     ACCUMULATED     TREASURY    STOCKHOLDERS'
                                       STOCK        CAPITAL       ADJUSTMENT       DEFICIT        STOCK        EQUITY
                                      -------      ----------    -----------     -----------     --------    -------------
Balance at December 31, 1998          $   360       $ 670,089       $(5,169)      $(12,677)      $(2,013)      $ 650,590
Comprehensive income:
    Net loss                               --              --            --       $ (6,838)           --
    Foreign currency translation           --              --           902             --            --
Total comprehensive income                                                                                        (5,936)
Shares issued in acquisition of
 business                                   1           1,017            --             --            --           1,018
Make-whole payment                         --          (2,294)           --             --            --          (2,294)
Stock compensation                         --             150            --             --            --             150
                                      -------       ---------       -------       --------       -------       ---------
 Balance at June 30, 1999             $   361       $ 668,962       $(4,267)      $(19,515)      $(2,013)      $ 643,528
                                      =======       =========       =======       ========       =======       =========

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

     The accompanying consolidated financial statements for the six-month period ended June 30, 1998, have been restated to include the accounts of Cruise as if the companies had combined at the beginning of that period. Prior to the merger, Cruise's fiscal year ended on April 30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

     There were no significant transactions between the Company and Cruise prior to the combination and immaterial adjustments were recorded to conform Cruise's accounting policies. The results of Cruise included in the consolidated statements of operations are revenues of $3,652 and a net loss of $1,836 for January 1998.

Certain amounts in the 1998 and first quarter 1999 consolidated financial statements have been reclassified to conform with the current year to date presentation.

2. ACQUISITIONS

     Acquisition of Ryder TRS, Inc. - On June 19, 1998, pursuant to the Agreement and Plan of Merger, as amended, entered into on March 4, 1998, the Company acquired all of the outstanding stock of Ryder TRS, Inc. ("Ryder TRS"), based in Denver, Colorado. As consideration for the Ryder TRS acquisition, the Company issued 3,455,206 shares of Class A common stock, paid $125,000 in cash and issued warrants to purchase Class A common stock, the value of which is capped at $19,000. In addition, the Company agreed to pay Ryder TRS stockholders a make-whole payment (with respect to the shares of Class A common stock issued in the acquisition) to the extent that the Class A common stock trades below approximately $33 per share over two 30-day measurement periods ending, respectively, on June 19, 1999 and February 19, 2000. This payment may be made in cash and/or stock, at the Company's option. See Note 8 to the Company's unaudited consolidated financial statements herein. The Company also assumed approximately $522,000 of Ryder TRS's debt. The results of Ryder TRS are included in the Company's results of operations from June 1, 1998 at which time the Company effectively took control of Ryder TRS.

     The Company recorded additional adjustments in connection with the finalization of the purchase price allocation for the acquisition of Ryder TRS in the first and second quarters 1999, the most significant of which was related to the fair market value of revenue earning vehicles of $34.9 million.

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

                                                                         SIX-MONTH PERIOD ENDED
                                                                                JUNE 30,
                                                                         ----------------------
                                                                                  1998
                                                                         ----------------------
Operating revenue                                                               1,337,161
Net loss                                                                          (10,485)
Basic and diluted loss per share                                                    (0.29)

     The Company completed several small acquisitions of Budget Rent a Car franchises and a local market car rental company through June 30, 1999. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The acquisitions were primarily located in France, England, Ohio, and Florida.

3. MAKE-WHOLE PAYMENT

     The Company made a cash make-whole payment in April 1999 of $2,294 (resulting in a charge to additional paid in capital) related to the acquisition of the Montreal franchise in 1998.

4. EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the income (loss) before extraordinary items and number of shares utilized in the earnings per share calculations.

                                                                         Three-Month Periods Ended   Six-Month Periods Ended
                                                                                 June 30,                    June 30,
                                                                         -------------------------   -----------------------
                                                                            1999          1998           1999          1998
                                                                           -------      --------       --------       -------
Income (loss) before extraordinary item                                    $16,212      $  4,751       $ (6,838)      $ 1,330
Effect of interest, distributions,  and loan fee
     amortization on convertible securities - net of
     income taxes                                                            3,509            --             --            --
                                                                           -------      --------       --------       -------
Net income (loss) available to common stockholders after
     assumed conversion of dilutive securities
                                                                           $19,721      $  4,751       $ (6,838)      $ 1,330
                                                                           -------      --------       --------       -------
                                                                                  (000's)                      (000's)
Weighted average number of common shares
     used in basic EPS                                                      35,902        29,499         35,879        28,134
Effect of dilutive securities:
       Stock options                                                           199           744             --           829
       Convertible securities                                               10,717            --             --            --
                                                                           -------      --------       --------       -------
Weighted average number of common shares
     and dilutive potential common stock
     used in diluted EPS
                                                                            46,818        30,243         35,879        28,963
                                                                           -------      --------       --------       -------

5. RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. The balance at December 31, 1998 related to the restructuring was approximately $13 million. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company (the "Restructuring"). At June 30, 1999, approximately 70% of the employees affected have been terminated and the Company has accruals remaining related to the Restructuring of $8.7 million. During the six-month period ended June 30, 1999 approximately $4.1 million has been paid or utilized and accrual reductions of approximately $0.1 million have been recorded.

6. FINANCIAL INSTRUMENTS

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" defers the effective date of SFAS No. 133 until January 2001 for the Company. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects no material impact on its financial condition or results of operations upon adoption of SFAS No. 133.

7. BUSINESS SEGMENTS

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans, and the sale of used vehicles. Segments are determined by product line and business activity.

     Segment information for the periods ended June 30, 1999 and 1998, respectively, are:

                                                    Three-Month Periods               Six-Month Periods
                                                       Ended June 30,                  Ended June 30,
                                                   1999             1998            1999               1998
                                                 ---------       ---------       -----------       -----------
Revenue
   Car Rental                                    $ 432,792       $ 379,287       $   820,351       $   718,057
   Truck Rental and Sales                          213,703         121,389           365,187           164,598
   Retail Car Sales                                166,810         132,932           327,564           224,916
   Eliminations                                    (21,603)        (19,256)          (42,077)          (37,234)
                                                 ---------       ---------       -----------       -----------
      Total revenue                              $ 791,702       $ 614,352       $ 1,471,025       $ 1,070,337
                                                 =========       =========       ===========       ===========

Operating income(loss)
   Car Rental                                    $  54,739       $  43,416       $    78,653       $    79,631
   Truck Rental and Sales                           33,584          25,523            29,822            28,013
   Retail Car Sales                                    475            (732)           (2,355)           (1,453)
   Corporate Overhead                               (2,585)         (6,882)           (7,280)          (10,300)
                                                 ---------       ---------       -----------       -----------
      Total operating income                     $  86,213       $  61,325       $    98,840       $    95,891
                                                 =========       =========       ===========       ===========

8. SUBSEQUENT EVENTS

     In July 1999, the Company paid cash of approximately $20.9 million and issued 693,742 shares of Class A common stock with a value of approximately $10.3 million for the first of two make-whole payments in conjunction with the Ryder TRS acquisition. A make-whole is delivered if the price of the stock issued in the purchase of Ryder TRS falls below a specified price during the measurement periods. The make-whole payments may be made in cash or stock or a combination of both at the Company's option.

     In August 1999, the Company paid 186,229 shares of Class A common stock with a value of $2.6 million in make-whole payments related to the Wooten Ford dealership acquisition in June 1998. The make-whole payment was made since the price of the stock sold during the specified period fell below the minimum price per the purchase agreement.


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

     In June 1998, the Company acquired Ryder TRS which is accounted for by the purchase method of accounting. The accompanying consolidated financial statements have been restated to reflect the pooling of interests with Cruise America, Inc. as if the companies had combined at the beginning of the first period presented. For a further discussion of these transactions, see Notes 1 and 2 to the Company's unaudited consolidated financial statements herein.

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

The Company's expenses primarily consist of:

     Direct vehicle and operating - includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance. Depreciation, vehicle - depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment. Cost of retail vehicle sales - cost of new and late model used vehicles sold at retail or from retail lots, including recreational vehicles. Selling, general and administrative - includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to travel agents and other third parties. Amortization and non-vehicle depreciation - includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets. Vehicle and other interest, net interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

RESULTS OF OPERATIONS

     General Operating Results. Income before extraordinary item for the second quarter of 1999 increased $11.5 million to $16.2 million compared with income of $4.8 million in 1998. Earnings before extraordinary item per share for the second quarter of 1999 increased to $0.42 per diluted share from earnings of $0.16 per diluted share in 1998, as improvements in the Car Rental and Retail Car Sales segments, partially offset by seasonal losses in the Truck segment, increased operating income for the three months ended June 30, 1999. Income
(loss) before extraordinary item decreased $8.2 million for the first six months of 1999 to a loss of $6.8 million from income of $1.3 million for the first six months of 1998 primarily due to seasonal losses in the first five months of 1999 of Ryder TRS.

     Operating Revenues. Vehicle rental revenue increased $135.5 million in the second quarter of 1999 to $585.6 million from $450.1 million in the second quarter of 1998. Vehicle rental revenue increased $282.0 million to $1,072.1 million for the first six months of 1999 from $790.1 million for the same period in 1998. These increases were largely due to the acquisition of Ryder TRS in June 1998, which added a significant number of locations and vehicles to the Company's operations, and a 8.9% and 7.6% growth in BRACC car rental revenue (same market) for the second quarter and year to date, respectively. Revenue from sales of vehicles increased $34.1 million in the second quarter of 1999 to $174.8 million from $140.7 million in the second quarter of 1998. Such revenues for the first six months of 1999 increased
$104.8 million to $342.8 million from $238.0 million. These increases were due to new stores opened by the Company subsequent to March 31,1999 and the acquisition of three new car dealerships in June 1998. Royalty fees and other revenues increased $7.8 million in the second quarter of 1999 to $31.2 million from $23.5 million in the second quarter of 1998 and increased $13.9 million for the six months ended June 30, 1999 to $56.1 million from $42.2 million for the first six months of 1998 largely due to the acquisition of Ryder TRS. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $152.5 million in the second quarter of 1999 to $705.5 million from $553.0 million in the second quarter of 1998 and increased $397.7 million to $1,372.2 million from $974.4 million for the six months ended 1999 and 1998, respectively. This increase was largely due to the addition of Ryder TRS's operations to the Company's operations, the previously mentioned increase in car rental volume and the increase in the cost of retail vehicle sales reflecting the new store locations. Due to the timing of the acquisition, Ryder TRS's operating expenses increased $74.4 million in the second quarter of 1999 and $180.4 million for the six months ended June 30, 1999. Operating expense increases in car rental for the quarter and year to date period have risen over the prior year periods, in line with volume, as improvements in fleet utilization and other benefits from the revenue management system have offset increased fleet holding costs. The cost of retail vehicle sales increased $27.1 million in the second quarter of 1999 to $151.7 million from $124.6 million in the second quarter of 1998. For the six-month period ended June 30, 1999, these costs increased $90.3 million to $300.6 million from $210.3 million in 1999 and 1998, respectively. These increases are reflective of the car sales revenue growth with the new car dealership acquisitions and new locations opened by the Company. Selling general and administrative expenses were reduced by $2.7 million, reflecting a gain on sale of property recorded in the second quarter of 1999. Amortization and non-vehicle depreciation expense increased $6.7 million in the second quarter of 1999 to $18.3 million from $11.6 million in the second quarter of 1998. For the six-month period ended June 30, 1999, expenses in this category increased $14.5 million to $35.3 million from $20.7 million at June 30, 1998. This increase was largely due to intangibles, including goodwill, related to the 1998 acquisitions.

     Other expense, net. Other expense, net of interest income, increased $0.6 million in the second quarter of 1999 to $54.7 million from $54.1 million in the second quarter of 1998 and increased $8.5 million to $102.8 in the first six months of 1999 compared to $94.4 million for the same period in 1998. These increases were largely due to the financing of fleet and other borrowings related to the acquisition of Ryder TRS and the volume and fleet level increases and changes to the Company's capital structure concurrent with the acquisition of Ryder TRS.

     Provision for income taxes. The overall year to date tax provision reflects the expected full year effective rate of 49% which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.8 million and $9.4 million for the three- and six-month periods ended June 30, 1999, represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. These distributions are reflected as a minority interest under the above-mentioned caption and were issued in June 1998.

     Recent Revenue Trends

     The Company instituted a rate increase for one way rentals at Ryder TRS at the start of the second quarter 1999 of 9% to compensate for declining rates. However, due to competitive pressure, Ryder TRS abandoned this rate hike and experienced a 6.5% decline in pricing from 1998 levels during the second quarter of 1999. In addition, transactions were down 4% for the second quarter of 1999 compared to the prior year period due to the competitive pricing environment and delays in the production and delivery of fleet. As a result of the delays, fleet levels for the third and fourth quarters are expected to continue to be below target levels. The negative pricing trends and lower fleet and transaction levels are expected to continue into the third and fourth quarters and may negatively impact operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by asset-backed medium term notes ("MTN's"), banks, automobile manufacturers' captive finance companies, and leasing companies. The Company's primary use of cash is for the acquisition of new vehicles for the rental fleet. The Company's existing indebtedness at June 30, 1999 has interest rates ranging from 2.95% to 11.20% and the material terms of the financing facilities are described below. The Company intends to fund its operations and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional equity and/or debt securities which may include a substantial portion of unsecured indebtedness.

Analysis of Cash Flows

     Net cash provided by operating activities increased 23.5% to $318.7 million during the six months ended June 30, 1999 from $258.0 million during the six-month period ended June 30, 1998. The improvement is largely due to the decrease in net losses, while charges resulting from non-cash items and operating assets and liabilities largely offset each other.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $1,501.7 million and $1,241.8 million during the first six months of 1999 and 1998, respectively. Cash paid to suppliers of revenue earning vehicles was $2,576.8 million and $2,077.0 million during the first six months of 1999 and 1998, respectively. Payment for acquisitions, net of cash acquired, amounted to $1.0 million and $149.4 million during the first six months of 1999 and 1998, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $40.2 million and $65.1 million for the first six months of 1999 and 1998, respectively. We anticipate that the capital expenditures for 1999 will be approximately $85 million.

     Net cash provided by financing activities for the six-month period ended June 30, 1999 decreased to a net use of $543.2 million from $909.4 million during the six-month period ended June 30, 1998. This was due primarily to the incremental use of restricted cash (investing activity) of $355.6 million, rather than debt, to finance the acquisition of revenue earning vehicles.

Debt Facilities - General

     The Company borrows money directly and through its special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Fleet Financing Corporation ("BFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At June 30, 1999, the Company had $4,179.5 million of indebtedness outstanding, $3,714.4 million of which represented secured fleet financing and $465.1 million of which represented non-vehicle indebtedness. At June 30, 1999, the Company had $614.4 million of availability under various fleet financing facilities.

Recent Debt Placements and Retirements

     Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300.0 million secured revolving credit facility to increase such facility to $550.0 million, (ii) the conversion of $80.0 million of convertible subordinated notes to Class A common stock, (iii) the redemption of $165.0 million of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of trust preferred securities which raised approximately $290.3 million, net of related fees, (v) the private placement of $1.1 billion of notes issued in conjunction with the Ryder TRS acquisition (the "TFFC-98 notes"), (vi) the redemption of $175.0 million of Ryder TRS's outstanding 10% senior subordinated notes and
(vii) the repayment of approximately $340.0 million of Ryder TRS's outstanding commercial paper. The redemptions (early extinguishments) resulted in charges totaling $45.3 million, after income tax benefits, and the conversion premium to holders of the convertible subordinated notes resulted in charges of $9.5 million. See Note 2 to the Company's unaudited consolidated financial statements herein.

     In April 1999, the Company issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the "Notes"). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. Pending the repayment of the maturing medium-term notes, the Company temporarily reduced amounts outstanding under its commercial paper facilities. The indenture governing the Notes contains certain covenants which, among other things, restrict the Company from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing its capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In addition, the Company has filed a registration statement enabling holders of the Notes to exchange the Notes for publicly registered notes with identical terms. In June 1999, the Company exchanged all of the unregistered initial Notes for registered Notes with identical terms.

     In June 1999, the Company issued MTN's with a principal amount of $950.0 million bearing interest at rates ranging from 5.33% to 7.85% at June 30, 1999 ("TFFC-99 notes"). These notes have maturity dates from 2002 to 2005.

     Monthly maturities of $16.7 million on the $105.0 million notes issued in August 1994 ("TFFC-94 notes") commenced in June 1999, with the last payment due in November 1999. Monthly maturities of $83.3 million on the $500.0 million notes assumed in the BRACC acquisition ("BFFC-94A notes") commenced in April 1999, with the last payment due in September 1999. These maturities are largely being funded through proceeds received from the issuance of the Notes and the TFFC-99 notes.


Fleet Financing Facilities

     At June 30, 1999, the Company had borrowed $3.1 billion under asset-backed MTN's and $309.9 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of the TFFC-94 notes, notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), BFFC-94A notes, the TFFC-98 notes issued in conjunction with the acquisition of Ryder TRS and the TFFC-99 notes issued in June 1999. The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at June 30, 1999, ranged from 4.88% to 7.85%.

     The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Borrowings under collateralized available lines of credit at June 1999 consist of $267.0 million for rental vehicles and $72.5 million for retail car sales inventory with maturity dates through May 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 2.95% to 11.20% at June 30, 1999. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

Medium Term Notes (MTN's)

     The $1.1 billion TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS, require monthly interest payments and bear interest at fixed rates ranging from 6.07% to 6.84%. The TFFC-98 notes mature from 2001 to 2005. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles.

     The $500.0 million TFFC-97 notes and the $900.0 million CP facility were entered into concurrently with the BRACC acquisition. As of June 30, 1999, the CP debt of $309.9 million and had various interest rates, which ranged between 4.88% and 5.09%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80% and maturities from October 2001 to September 2002.

     The TFFC-94 notes and TFFC-96 notes totaled $264.9 million with interest rates ranging from 5.75% to 7.10% at June 30, 1999. Monthly maturities on the TFFC-94 notes commenced in June 1999, with the last payment due in November 1999, while subordinated TFFC-94 notes of $5.7 million are due in December 1999. These maturities will be funded through proceeds received from the Notes and the TFFC-99 notes.

     The Company has continued to utilize borrowings under the BFFC-94A notes to fund its fleet. At June 30,1999 the BFFC-94A notes consist of $250.0 million of senior notes requiring monthly interest payments at LIBOR plus 0.50% (5.56% at June 30, 1999). Monthly maturities of $83.3 million commenced in April 1999, with the last payment due in September 1999. These maturities are being funded through proceeds received from the issuance of the Notes and the TFFC-99 notes.

     The TFFC-99 notes issued in June 1999 consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 6.70%) to 7.85% and have maturity dates from 2002 to 2005. The Company is utilizing these notes to offset the reduction of commercial paper, purchase additional fleet, and fund maturities of existing MTN's. These notes were issued in three different series. TFFC 99-2 has a principal of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and has a maturity date of June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

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

Working Capital Facility

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 2.25% or prime plus 1.25% (7.16% at June 30, 1999) and expires in 2003. There is no outstanding balance on this facility at June 30, 1999. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At June 30, 1999, the Company had $448.1 million in letters of credit outstanding resulting in availability under this facility of $101.9 million.

     The credit facility was amended in the second quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's.


CHANGE IN FINANCIAL CONDITION

     Total assets increased $547.3 million from $5,134.1 million at December 31, 1998 to $5,681.4 million at June 30, 1999. This increase was due primarily to an increase in revenue earning vehicles, net of $738.9 million, offset by a decrease in restricted cash of $188.2 million to fund the increase in the vehicles.

     Total liabilities increased by $552.7 million from $4,192.3 million at December 31, 1998 to $4,745.1 million at June 30, 1999. This increase, largely notes payable of $544.4 million, resulted primarily from the need to finance an increase in revenue earning vehicles.

RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company. At June 30, 1999, approximately 70% of the employees affected have been terminated and the Company has accruals remaining related to the restructuring of $8.7 million. During the six-month period ended June 30, 1999 approximately $4.1 million has been paid or utilized and accrual reductions of approximately $0.1 million have been recorded.

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

     During 1998, the Company recognized approximately $2.8 million in expenses to modify existing computer systems and applications and estimates that an aggregate of approximately $6.5 million will be incurred in 1999 specifically for Y2K modification. Approximately $1.0 million was spent in 1999 through June
30. The most significant systems undergoing or to undergo modifications are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company is using both internal and external resources and expects to complete most major modification efforts by September 30 with some projects extending into the fourth quarter of 1999. The remediation of the reservation system and BRACC's rental management system is substantially complete.

     The Company has recently decided to suspend further development on its new Ryder TRS truck rental management system and to remediate its current system due to the unlikelihood of completing a roll out of a new system to all dealers and owned locations by year-end. The incremental cost of this remediation effort is expected to be approximately $2 million. This project is expected to be completed in late 1999. In addition, implementation of new finance and operating systems in France is expected to continue into late 1999. These efforts have not significantly hampered the Company's ongoing system development or system upgrade activities to date, however, resources will continue to be diverted to Y2K related efforts in the event that modifications fall further behind schedule. The Company expects to complete all Y2K related efforts no later than year-end.

     The Company is assessing the impact of the Y2K Issue on the ability of its significant suppliers to maintain adequate service levels. Responses to Company inquiries of suppliers' preparedness for Y2K have been received from about one-half of the significant suppliers identified by the Company with all respondents indicating expected readiness for Y2K. The most critical suppliers are in the vehicle manufacturing, telecommunications, fuel supply and banking/financing industries. A failure on the part of these suppliers or their products could cause significant disruption in operations and therefore materially impact the Company's operating results and financial condition. The Company believes that the computer technology embedded in the vehicles it has in fleet, or expects to purchase, is Y2K ready and expects to complete the entire assessment by September 30, 1999.

     There can be no assurance that the critical third-party suppliers upon which the Company relies will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain areas, which are intended to allow the Company to continue to operate in the event of a Y2K failure. The contingency plans will include performing certain processes manually, repairing affected systems and changing suppliers as necessary. These contingency plans may not be successful in avoiding the disruption of service particularly in the reservation and vehicle rental processes.


ENVIRONMENTAL MATTERS

     The Company has assessed and continues to assess the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

     During 1998, the Company recognized approximately $0.9 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.2 million will be incurred in 1999 and 2000. Approximately $0.5 million was spent in 1999 through June 30. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.




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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is primarily due to floating rate interest associated with fleet debt. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. No significant changes have occurred in the Company's capital structure or market risk profile during the period ended June 30, 1999. See the Company's disclosures regarding market risk as of December 31, 1998 included under Item 7A of the Company's Form 10-K.

                          PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

      Not applicable.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 Annual Meeting of Stockholders was held on April 28, 1999 in Daytona Beach, Florida for the following purposes:

         1. The election of two directors to the Company's Board of Directors to serve three year terms.

         2. To amend the Company's Certificate of Incorporation to fix the size of the Board of Directors to not less than seven (7) nor more than twelve (12) members.

         3. Ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for fiscal 1999.

         Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management solicitations.

         All of the management's nominees for directors as listed in the proxy statement were elected with the following votes:

         DIRECTOR NOMINEE                                 VOTES FOR     VOTES WITHHELD
                                                         ----------     --------------
         Ronald D. Agronin ............................  43,757,044       1,057,062
         John P. Kennedy ..............................  43,765,953       1,048,153


         Additional directors continuing in office include: Sanford Miller, James F. Calvano, Martin P. Gregor, Jeffery D. Congdon, Stephen L. Weber and F. Perkin Hixon, Jr.

         The vote to amend the Company's Certificate of Incorporation to fix the size of the Board of Directors to not less than seven (7) nor more than twelve (12) members was as follows:

         Votes For ......................................   38,401,009
         Votes Against ..................................      498,082
         Votes Abstained ................................    1,266,415

         The vote of the appointment of Arthur Andersen LLP as the Company's independent accountants for fiscal 1999 was as follows:

         Votes For ......................................   44,597,118
         Votes Against ..................................      190,770
         Votes Abstained ................................       26,218

ITEM 5   OTHER INFORMATION

      Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         Exhibit 3.1 Second Restated Certificate of Incorporation.
         Exhibit 27  Financial Data Schedule (for SEC use only).

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

                                         BUDGET GROUP, INC.
                                         ------------------
                                           (Registrant)



Dated: August 13, 1999                   By:    /s/ Michael B. Clauer
                                             ----------------------------------
                                             Michael B. Clauer
                                             Executive Vice President
                                             Chief Financial Officer



Dated: August 13, 1999                    By:    /s/ Thomas L. Kram
                                             ----------------------------------
                                             Thomas L. Kram
                                             Vice President, Controller
                                            (Principal Accounting Officer)