Form 10-Q/A
period 1999-06-30
BUDGET GROUP INC
filed 1999-08-16
CIK 922471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A



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

                       BUDGET GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      FOR THE SIX-MONTH PERIODS
                                                                                            ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                        1999             1998
                                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $    (6,838)      $   (43,966)
                                                                                    -----------       -----------
Adjustments to reconcile net loss to net cash provided by
operating activities
Extraordinary item                                                                           --            71,898
Depreciation and amortization                                                           317,205           227,198
Stock compensation                                                                          150                --
Deferred income taxes                                                                        --           (25,923)
Non-cash debt extinguishment costs                                                           --             8,854
Changes in operating assets and liabilities, net of effects from acquisitions:
  Trade and vehicle receivables                                                          42,304            52,739
  Vehicle inventory                                                                     (12,296)           (7,916)
  Prepaid expenses and other assets                                                     (31,629)          (45,260)
  Accounts payable, accrued and other liabilities                                         9,807            20,423
                                                                                    -----------       -----------
    Total adjustments                                                                   325,541           302,013
                                                                                    -----------       -----------
    Net cash provided by operating activities                                           318,703           258,047
                                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash balance                                                       188,157          (167,467)
Proceeds from sale of revenue earning vehicles                                        1,501,728         1,241,763
Purchases of revenue earning vehicles                                                (2,576,786)       (2,076,968)
Proceeds from the sale of property and equipment                                          5,721            12,115
Purchases of property and equipment                                                     (40,243)          (65,081)
Payment for acquisitions, net of cash acquired                                           (1,017)         (149,411)
                                                                                    -----------       -----------
    Net cash used in investing activities                                              (922,440)       (1,205,049)
                                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in vehicle obligations                                                     736,018           790,572
Net increase (decrease) in commercial paper                                            (530,604)           14,313
Proceeds from other notes payable                                                       412,636            16,821
Principal payments on other notes payable                                               (73,623)          (14,303)
Proceeds from issuance of mandatorily redeemable securities of
   subsidiary, net                                                                           --           291,000
Make-whole payment                                                                       (2,294)               --
Proceeds from equity transactions, net                                                    1,018             1,651
Early redemption of notes payable                                                            --          (190,667)
                                                                                    -----------       -----------
    Net cash provided by financing activities                                           543,151           909,387
                                                                                    -----------       -----------
Effect of exchange rate changes on cash                                                    (374)               82
Net decrease in cash and cash equivalents                                               (60,960)          (37,533)
Cash and cash equivalents, beginning of period                                          136,184           161,455
                                                                                    -----------       -----------
Cash and cash equivalents, end of period                                            $    75,224       $   123,922
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

                                         BUDGET GROUP, INC.
                                         ------------------
                                           (Registrant)



Dated: August 16, 1999                   By:    /s/ Michael B. Clauer
                                             ----------------------------------
                                             Michael B. Clauer
                                             Executive Vice President
                                             Chief Financial Officer



Dated: August 16, 1999                    By:    /s/ Thomas L. Kram
                                             ----------------------------------
                                             Thomas L. Kram
                                             Vice President, Controller
                                            (Principal Accounting Officer)