Form 10-Q
period 1999-09-30
BUDGET GROUP INC
filed 1999-11-15
CIK 922471

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     37,182,153 shares of common stock were outstanding as of November 10, 1999, comprised of 35,245,553 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

     The Exhibit Index, filed as a part of this report, appears on page 17.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE
               PART I. FINANCIAL INFORMATION                  ----
Item 1.  Financial Statements
  Consolidated Balance Sheets as of September 30, 1999
     (unaudited) and December 31, 1998......................    1
  Consolidated Statements of Income for the Three and
     Nine-Month Periods Ended September 30, 1999 and 1998
     (unaudited)............................................    2
  Consolidated Statement of Changes in Stockholders' Equity
     for the Nine-Month Period Ended September 30, 1999
     (unaudited)............................................    3
  Consolidated Statements of Cash Flows for the Nine-Month
     Periods Ended September 30, 1999 and 1998
     (unaudited)............................................    4
  Notes to Unaudited Consolidated Financial Statements......    5
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8
Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   16
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   17
Item 2.  Changes in Securities and Use of Proceeds..........   17
Item 3.  Default Upon Senior Securities.....................   17
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................   17
Item 5.  Other Information..................................   17
Item 6.  Exhibits and Reports on Form 8-K...................   17
Signature Page..............................................   18

                         PART I -- FINANCIAL STATEMENTS

ITEM 1.  CONSOLIDATED BALANCE SHEETS

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Cash and cash equivalents...................................   $   49,536      $  136,184
Restricted cash.............................................       15,996         421,467
Trade and vehicle receivables, net..........................      399,006         425,183
Vehicle inventory...........................................       85,702          81,028
Revenue earning vehicles, net...............................    3,404,784       2,839,183
Property and equipment, net.................................      238,575         229,318
Prepaid expenses and other assets...........................      241,053         179,218
Intangibles, including goodwill, net........................      858,199         822,490
                                                               ----------      ----------
          Total assets......................................   $5,292,851      $5,134,071
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................   $3,721,163      $3,635,095
Accounts payable, accrued and other liabilities.............      577,349         517,107
Deferred income taxes.......................................       40,119          40,119
                                                               ----------      ----------
          Total liabilities.................................    4,338,631       4,192,321
COMPANY OBLIGATED MANDITORILY REDEEMABLE
SECURITIES OF SUBSIDIARY....................................      291,385         291,160
                                                               ----------      ----------
STOCKHOLDERS' EQUITY
Common stock................................................          372             360
Additional paid-in capital..................................      647,388         670,089
Foreign currency translation adjustment.....................         (671)         (5,169)
Retained earnings (deficit).................................       17,759         (12,677)
Treasury stock..............................................       (2,013)         (2,013)
                                                               ----------      ----------
          Total stockholders' equity........................      662,835         650,590
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $5,292,851      $5,134,071
                                                               ==========      ==========

     See accompanying notes to unaudited consolidated financial statements

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     FOR THE THREE-MONTH     FOR THE NINE-MONTH
                                                        PERIODS ENDED           PERIODS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------   -----------------------
                                                       1999       1998        1999         1998
                                                     --------   --------   ----------   ----------
OPERATING REVENUE:
  Vehicle rental...................................  $708,527   $644,666   $1,780,638   $1,434,762
  Retail vehicle sales.............................   160,403    183,320      503,190      421,357
  Royalty fees and other...........................    30,582     28,583       86,709       70,787
                                                     --------   --------   ----------   ----------
          Total operating revenue..................   899,512    856,569    2,370,537    1,926,906
                                                     --------   --------   ----------   ----------
OPERATING EXPENSES:
  Direct vehicle and operating.....................   277,064    245,227      741,699      573,320
  Depreciation -- vehicle..........................   158,279    144,151      440,224      356,341
  Cost of retail vehicle sales.....................   139,896    165,328      440,523      375,661
  Selling, general and administrative..............   160,851    127,970      450,568      329,465
  Amortization and non-vehicle depreciation........    17,446     16,189       52,706       36,929
  Pooling expenses.................................        --         --           --        1,595
                                                     --------   --------   ----------   ----------
          Total operating expense..................   753,536    698,865    2,125,720    1,673,311
                                                     --------   --------   ----------   ----------
Operating income...................................   145,976    157,704      244,817      253,595
                                                     --------   --------   ----------   ----------
Other expense:
Vehicle interest, net..............................    55,002     43,525      145,180      112,573
Other interest, net................................    11,164     10,554       23,807       26,409
Debt extinguishment costs..........................        --         --           --        9,454
                                                     --------   --------   ----------   ----------
          Total other expense, net.................    66,166     54,079      168,987      148,436
INCOME BEFORE INCOME TAXES.........................    79,810    103,625       75,830      105,159
Provision for income taxes.........................    37,744     37,658       31,175       37,211
Distributions on trust preferred securities........     4,792      4,691       14,219        5,342
                                                     --------   --------   ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM...................    37,274     61,276       30,436       62,606
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
  (Net of income taxes of $26,602).................        --         --           --      (45,296)
                                                     --------   --------   ----------   ----------
NET INCOME.........................................  $ 37,274   $ 61,276   $   30,436   $   17,310
                                                     ========   ========   ==========   ==========
NET INCOME PER SHARE
  Basic: Income before extraordinary item..........  $   1.01   $   1.70   $     0.84   $     2.03
                                                     ========   ========   ==========   ==========
       Extraordinary item..........................        --         --           --   $    (1.47)
                                                     ========   ========   ==========   ==========
       Net income..................................  $   1.01   $   1.70   $     0.84   $     0.56
                                                     ========   ========   ==========   ==========
  Diluted: Income before extraordinary item........  $   0.86   $   1.38   $     0.84   $     1.78
                                                     ========   ========   ==========   ==========
       Extraordinary item..........................        --         --           --   $    (1.16)
                                                     ========   ========   ==========   ==========
       Net income..................................  $   0.86   $   1.38   $     0.84   $     0.62
                                                     ========   ========   ==========   ==========
Weighted average number of shares outstanding
  Basic............................................    36,768     35,942       36,179       30,765
  Diluted..........................................    47,485     47,016       36,259       38,946

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           FOREIGN
                                            ADDITIONAL    CURRENCY     ACCUMULATED                  TOTAL
                                   COMMON    PAID-IN     TRANSLATION    EARNINGS     TREASURY   STOCKHOLDERS'
                                   STOCK     CAPITAL     ADJUSTMENT     (DEFICIT)     STOCK        EQUITY
                                   ------   ----------   -----------   -----------   --------   -------------
Balance at December 31, 1998.....   $360     $670,089      $(5,169)     $(12,677)    $(2,013)     $650,590
Comprehensive income:
          Net income.............     --           --           --        30,436          --
          Foreign currency
            translation..........     --           --        4,498            --          --
Total comprehensive income.......                                                                   34,934
Net proceeds from stock
  options........................     --            7           --            --          --             7
Shares issued in acquisition of
  businesses.....................      1        1,017           --            --          --         1,018
Make-whole payment...............     11      (23,943)          --            --          --       (23,932)
Stock compensation...............     --          218           --            --          --           218
                                    ----     --------      -------      --------     -------      --------
Balance at September 30, 1999....   $372     $647,388      $  (671)     $ 17,759     $(2,013)     $662,835
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

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOR THE NINE-MONTH PERIODS
                                                                  ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    30,436    $    17,310
                                                              -----------    -----------
Adjustments to reconcile net income to net cash provided by
  operating activities
Extraordinary item..........................................           --         71,898
Depreciation and amortization...............................      492,930        393,269
Stock compensation..........................................          218             --
Deferred income taxes.......................................           --          7,779
Non-cash debt extinguishment costs..........................           --          8,854
Changes in operating assets and liabilities, net of effects
  from acquisitions Trade and vehicle receivables...........       26,177         20,472
  Vehicle inventory.........................................       (4,674)       (15,041)
  Prepaid expenses and other assets.........................      (36,510)       (55,272)
  Accounts payable, accrued and other liabilities...........       60,242        (10,632)
                                                              -----------    -----------
          Total adjustments.................................      538,383        421,327
                                                              -----------    -----------
          Net cash provided by operating activities.........      568,819        438,637
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash balance...........................      405,471        (77,229)
Proceeds from sale of revenue earning vehicles..............    1,940,470      1,832,848
Purchases of revenue earning vehicles.......................   (3,009,401)    (2,584,297)
Proceeds from the sale of property and equipment............       10,440         14,122
Purchases of property and equipment.........................      (63,216)       (74,879)
Payment for acquisitions, net of cash acquired..............       (1,018)      (179,977)
                                                              -----------    -----------
          Net cash used in investing activities.............     (717,254)    (1,069,412)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in vehicle obligations.........................      404,708        813,638
Net decrease in commercial paper............................     (645,397)       (99,193)
Proceeds from other notes payable...........................      403,352          2,726
Principal payments on other notes payable...................      (76,595)       (28,459)
Proceeds from issuance of mandatorily redeemable securities
  of subsidiary, net........................................           --        291,000
Make-whole payments.........................................      (23,943)            --
Proceeds from equity transactions, net......................            7          1,664
Early redemption of notes payable...........................           --       (393,634)
                                                              -----------    -----------
          Net cash provided by financing activities.........       62,132        587,742
                                                              -----------    -----------
Effect of exchange rate changes on cash.....................         (345)            90
                                                              -----------    -----------
Net decrease in cash and cash equivalents...................      (86,648)       (42,943)
Cash and cash equivalents, beginning of period..............      136,184        161,455
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $    49,536    $   118,512
                                                              ===========    ===========

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

     These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

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

     The accompanying consolidated financial statements for the nine-month period ended September 30, 1998, have been restated to include the accounts of Cruise as if the companies had combined at the beginning of that period. Prior to the merger, Cruise's fiscal year ended on April 30. In recording the business combination, Cruise's prior year financial statements have been restated to conform with the Company's fiscal year end.

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

     The Company recorded additional adjustments in connection with the finalization of the purchase price allocation for the acquisition of Ryder TRS in the first and second quarters of 1999, the most significant of which was related to the fair market value of revenue earning vehicles of $34.9 million.

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

                                                              NINE-MONTH PERIOD
                                                                    ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
Operating revenue...........................................      2,193,730
Net income..................................................         50,791
Earning per share
  Basic.....................................................           1.42
  Diluted...................................................           1.30

     The Company completed several small acquisitions of Budget Rent a Car franchises and local market car rental companies through September 30, 1999. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The acquisitions were primarily located in France, England, Ohio, and Florida.

3.  MAKE-WHOLE PAYMENTS

     A make-whole payment is delivered if the price of the stock issued in a purchase falls below a specified price during the measurement periods.

     In April 1999, the Company paid cash of approximately $2.3 million related to a make-whole payment for the purchase of Compact Rent a Car Limited, consummated in April 1998.

     In July 1999, the Company paid cash of approximately $20.9 million and issued 693,742 shares of Class A common stock with a value of approximately $10.3 million for the first of two make-whole payments in conjunction with the Ryder TRS acquisition. The make-whole payments may be made in cash or stock or a combination of both at the Company's option.

     In August 1999, the Company paid cash of $0.7 million related to a make-whole payment for the purchase of United Leasing Inc., consummated in August 1998.

     In August 1999, the Company issued 229,529 shares of Class A common stock with a value of $3.2 million in make-whole payments related to the Wooten Ford dealership acquisition consummated in June 1998.

     In August 1999, the Company issued 209,813 shares of Class A common stock with a value of $2.2 million in make-whole payments related to the Carson Chrysler dealership acquisition consummated in June 1998.

4.  EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The Company intends to settle all upcoming make-whole payments (see Note 3 to unaudited consolidated financial statements) in cash. Therefore, the potential dilutive effect that would occur upon a settlement in stock has not been reflected in earnings per share.

     The following table reconciles the income before extraordinary items and number of shares utilized in the earnings per share calculations.

                                                            THREE-MONTH PERIODS   NINE-MONTH PERIODS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              1999       1998       1999       1998
                                                            --------   --------   --------   --------
Income before extraordinary item..........................  $37,274    $61,276    $30,436    $62,606
Effect of interest, distributions, and loan fee
  amortization on convertible securities -- net of income
  taxes...................................................    3,586      3,586         --      6,673
                                                            -------    -------    -------    -------
Net income available to common stockholders after assumed
  conversion of dilutive securities.......................  $40,860    $64,862    $30,436    $69,279
                                                            =======    =======    =======    =======

                                                                 (000'S)             (000'S)
                                                            -----------------   -----------------
Weighted average number of common shares used in basic
  EPS.....................................................   36,768    35,942    36,179    30,765
Effect of dilutive securities:
  Stock options...........................................       --       357        80       634
  Convertible securities..................................   10,717    10,717        --     7,547
                                                            -------   -------   -------   -------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS..............   47,485    47,016    36,259    38,946
                                                            =======   =======   =======   =======

5.  RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. The balance at December 31, 1998 related to the restructuring was approximately $13.0 million. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company (the "Restructuring"). At September 30, 1999, all of the employees affected have been terminated and the Company has accruals remaining related to the Restructuring of $7.1 million. During the nine-month period ended September 30, 1999 approximately $5.1 million has been paid or utilized and accrual reductions of approximately $0.8 million have been recorded.

6.  FINANCIAL INSTRUMENTS

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133 -- an Amendment of FASB Statement No. 133" defers the effective date of SFAS No. 133 until January 2001 for the Company. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based on its current limited use of derivatives, the Company expects no material impact on its financial condition or results of operations upon adoption of SFAS No. 133.

7.  BUSINESS SEGMENTS

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans, and the sale of used vehicles. Segments are determined by product line and business activity.

     Segment information for the periods ended September 30, 1999 and 1998, respectively, are:

                                             THREE-MONTH PERIODS     NINE-MONTH PERIODS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             -------------------   -----------------------
                                               1999       1998        1999         1998
                                             --------   --------   ----------   ----------
Revenue
  Car Rental...............................  $504,267   $443,159   $1,324,618   $1,160,761
  Truck Rental and Sales...................   270,089    262,464      635,276      427,062
  Retail Car Sales.........................   151,620    172,122      479,185      397,493
  Eliminations.............................   (26,464)   (21,176)     (68,542)     (58,410)
                                             --------   --------   ----------   ----------
          Total revenue....................  $899,512   $856,569   $2,370,537   $1,926,906
                                             ========   ========   ==========   ==========
Operating income(loss)
  Car Rental...............................  $ 93,035   $108,011   $  174,943   $  187,642
  Truck Rental and Sales...................    54,717     56,851       85,004       84,864
  Retail Car Sales.........................       691     (3,478)      (1,662)      (4,931)
  Corporate Overhead.......................    (2,467)    (3,680)     (13,468)     (13,980)
                                             --------   --------   ----------   ----------
          Total operating income...........  $145,976   $157,704   $  244,817   $  253,595
                                             ========   ========   ==========   ==========

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

RESULTS OF OPERATIONS

     General Operating Results. Income before extraordinary item for the third quarter of 1999 decreased $24.0 million to $37.3 million compared with income of $61.3 million in 1998. Earnings per share for the third quarter of 1999 decreased to $0.86 per diluted share from earnings of $1.38 per diluted share in 1998. This decrease was primarily due to a favorable impact in 1998 related to the actuarial estimates of self-insured losses and a decrease in third party funding of promotional programs. Income before extraordinary item decreased $32.2 million for the first nine months of 1999 compared to income of $30.4 million from income of $62.6 million for the first nine months of 1998. This reduction was primarily due to seasonal losses in the first five months of 1999 of Ryder TRS, the favorable impact in 1998 related to the actuarial estimates of self-insured losses and a decrease in third party funding of promotional programs.

     Operating Revenues. Vehicle rental revenue increased $63.9 million, or 9.9%, in the third quarter of 1999 to $708.5 million from $644.7 million in the third quarter of 1998. This increase was due primarily to a 7.8% volume growth in BRACC North America car rental and increased rental revenue in Europe due to volume increases and the acquisition of several vehicle rental operations. Vehicle rental revenue increased $345.9 million to $1,780.6 million for the first nine months of 1999 from $1,434.8 million for the same period in 1998. This increase was largely due to the acquisition of Ryder TRS in June 1998, which added a significant number of locations and vehicles to the Company's operations and an 8.2% growth in BRACC North America car rental revenue. Revenue from sales of vehicles decreased $22.9 million, or 12.5%, in the third quarter of 1999 to $160.4 million from $183.3 million in the third quarter of 1998. This decrease was due to four fewer car sales locations open at September 30, 1999 versus September 30, 1998. Such revenues for the first nine months of 1999 increased $81.8 million, or 19.4%, to $503.2 million from $421.4 million. This increase was due to the additional revenue of $84.2 million associated with the acquisition of three new car dealerships in June 1998, offset by the closing of several retail car lots in early 1999. Royalty fees and other revenues increased $2.0 million, or 7.0%, in the third quarter of 1999 to $30.6 million from $28.6 million in the third quarter of 1998 and increased $15.9 million for the nine months ended September 30, 1999 to $86.7 million from $70.8 million for the first nine months of 1998 largely due to the acquisition of Ryder TRS. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $54.7 million, or 7.8%, in the third quarter of 1999 to $753.5 million from $698.9 million in the third quarter of 1998, generally reflecting the volume increases previously mentioned. Total operating expenses increased $452.4 million to $2,125.7 million from $1,673.3 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The increase for the nine months ended September 30, 1999 over the same period in 1998 was largely due to the addition of Ryder TRS to the Company's operations, increases in car rental volume and the increase in the cost of retail vehicle sales reflecting the new dealership locations. Due to the timing of the acquisition, Ryder TRS's operating expenses increased $180.4 million for the nine months ended September 30, 1999. Direct vehicle and operating expenses increased $31.8 million, or 13.0%, in the third quarter of 1999 to $277.1 million from $245.2 million in 1998. This increase reflects the rise in volume, partially offset by improved fleet utilization and a $17.8 million favorable impact in 1998 related to changes in the actuarial estimates of self-insured losses. Direct vehicle and operating expenses increased $168.4 million for the nine months ended September 30, 1999 to $741.7 million from $573.3 million in 1998. This increase was due to the acquisition of Ryder TRS and the previously mentioned volume, utilization and self-insurance factors. The cost of retail vehicle sales decreased $25.4 million, or 15.3%, in the third quarter of 1999 to $139.9 million from $165.3 million in the third quarter of 1998. This was due to the reduction in the number of retail car locations in the third quarter of 1999 compared to the same period in 1998. For the nine-month period ended September 30, 1999, these costs increased $64.9 million, or 17.2%, to $440.5 million from $375.7 million in 1999 and 1998, respectively. The increase for the nine months ended September 30, 1999 is largely due to the $83.3 million of car sales costs associated with the new car dealership acquisitions acquired in June 1998. Selling general and administrative expenses increased by $32.9, or 25.7%, million in the third quarter of 1999 to $160.9 million from $128.0 million in the third quarter of 1998 and increased $121.1 million to $450.6 million from $329.5 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. These increases reflected higher selling costs associated with increased rental revenue for the 1999 periods and a $11.6 million and $1.6 million reduction in 1999 of third party funding of advertising and promotion in the third quarter and year to date periods, respectively. Amortization and non-vehicle depreciation expense increased $1.3 million, or 7.8%, in the third quarter of 1999 to $17.4 million from $16.2 million in the third quarter of 1998. For the nine-month period ended September 30, 1999, expenses in this category increased $15.8 million, or 42.8%, to $52.7 million from $36.9 million at September 30, 1998. This increase was largely due to intangibles, including goodwill, related to the 1998 acquisitions.

     Other expense, net. Other expense, net of interest income, increased $12.1 million, or 22.4%, in the third quarter of 1999 to $66.2 million from $54.1 million in the third quarter of 1998 and increased $20.6 million, or 13.9%, to $169.0 million in the first nine months of 1999 compared to $148.4 million for the same period in 1998. These increases were largely due to higher borrowing levels reflecting the larger average fleet size and an increase in average interest rates resulting from the issuance of the senior notes in April 1999 and MTN's in June 1999, both of which replaced maturing debt that had lower interest rates, and a general rise in interest rates during 1999.

     Provision for income taxes. The overall year to date tax provision reflects the expected full year effective rate, which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.8 million and $14.2 million for the three- and nine-month periods ended September 30, 1999, respectively, represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. These distributions are reflected as a minority interest under the above-mentioned caption and were issued in June 1998.

  Recent Trends and Developments

     The Company is actively pursuing the franchising of several retail car sales locations either through independent ownership or joint venture. In addition, certain locations may be designated for closure. By year-end, any remaining car sales locations are expected to be integrated into Budget Rent a Car North America as part of an overall strategy to improve the vehicle holding and disposal costs. The Company has not estimated the cost it will incur to dispose or close affected locations or the impact these actions may otherwise have on operating results. The impact on operating results in dependent upon the nature and extent of location closings and/or franchising activities that occur. Beginning in the first quarter of 2000, the Company will discontinue reporting car sales as a separate segment.

     Premier Car Rental, LLC, the Company's insurance replacement subsidiary, is being integrated into Budget Rent a Car's local market operations. Redundant facilities, administration and fleet are in the process of being identified and phased out as appropriate. The extent of location closings has not yet been determined, although the Company expects to experience $3 to $4 million of losses in the fourth quarter resulting from disposing of certain vehicles sooner than anticipated.

     The Company has been approached by strategic and financial buyers expressing interest in certain of its non-core businesses. These inquiries are being pursued and may result in the sale of one or more businesses. The Company has engaged an advisor to assist in the evaluation and potential sale of assets and companies. These sales, if consummated, could have a material impact on the Company's financial position and results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by asset-backed medium term notes ("MTN's"), banks, automobile manufacturers' captive finance companies, and leasing companies. The Company's primary use of cash is for the acquisition of new vehicles for the rental fleet. The Company's existing indebtedness at September 30, 1999 has interest rates ranging from 2.95% to 11.20% and the material terms of the financing facilities are described below. The Company intends to fund its operations and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities and through placements or offerings of additional equity and/or debt securities which may include a substantial portion of unsecured indebtedness.

ANALYSIS OF CASH FLOWS

     Net cash provided by operating activities increased 29.7% to $568.8 million during the nine months ended September 30, 1999 from $438.6 million during the nine-month period ended September 30, 1998. The improvement is largely an increase in net income, an increase in charges resulting from non-cash items and an increase in accounts payable and accrued liabilities.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $1,940.5 million and $1,832.8 million during the first nine months of 1999 and 1998, respectively. Cash paid to suppliers of revenue earning vehicles was $3,009.4 million and $2,584.3 million during the first nine months of 1999 and 1998, respectively. Payment for acquisitions, net of cash acquired, amounted to $1.0 million and $180.0 million during the first nine months of 1999 and 1998, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $63.2 million and $74.9 million for the first nine months of 1999 and 1998, respectively.

     Net cash provided by financing activities for the nine-month period ended September 30, 1999 decreased to a net use of $62.1 million from $587.7 million during the nine-month period ended September 30, 1998. This was due primarily to the incremental use of restricted cash (investing activity) of $405.5 million, rather than debt, to finance the acquisition of revenue earning vehicles.

     In the first quarter of 2000, the Company is required to pay the former owners of Ryder TRS, in conjunction with the acquisition of Ryder TRS, a make-whole payment, and has the right to buy back warrants, the value of which is capped at $19 million, to purchase Class A common stock. The make-whole payment, to the extent that the Class A common stock trades below approximately $33 per share during the 30-day measurement period ending on February 19, 2000, may be made in cash and/or stock, at the Company's option. The Company is taking measures to allow it to purchase the warrants and settle the make-whole payment in cash, which, based on recent stock prices, is expected to aggregate $60 to $65 million.

DEBT FACILITIES -- GENERAL

     The Company borrows money directly and through its special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Fleet Financing Corporation ("BFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At September 30, 1999, the Company had $3,721.2 million of indebtedness outstanding, $3,268.3 million of which represented secured fleet financing and $452.9 million of which represented non-vehicle indebtedness. At September 30, 1999, the Company had $471.9 million of availability under various fleet financing facilities.

RECENT DEBT PLACEMENTS AND RETIREMENTS

     Concurrent with the closing of the Ryder TRS acquisition, the Company implemented a number of changes to its capital structure. These changes included
(i) the amendment and restatement of its existing $300.0 million secured revolving credit facility to increase such facility to $550.0 million, (ii) the conversion of $80.0 million of convertible subordinated notes to Class A common stock, (iii) the redemption of $165.0 million of guaranteed senior notes, (iv) the issuance, by a subsidiary of the Company, of 6,000,000 shares of trust preferred securities which raised approximately $290.3 million, net of related fees, (v) the private placement of $1.1 billion notes issued in conjunction with the Ryder TRS acquisition ("TFFC-98 notes"), (vi) the redemption of $175.0 million of Ryder TRS's outstanding 10% senior subordinated notes and (vii) the repayment of approximately $340.0 million of Ryder TRS's outstanding commercial paper. The redemptions (early extinguishments) resulted in charges totaling $45.3 million, after income tax benefits, and the conversion premium to holders of the convertible subordinated notes resulted in charges of $9.5 million. See
Note 2 to the Company's unaudited consolidated financial statements herein.

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

     In June 1999, the Company issued MTN notes with a principal amount of $950.0 million bearing interest at rates ranging from 5.62% to 7.85% at September 30, 1999 ("TFFC-99 notes"). These notes have maturity dates from 2001 to 2004.

     Monthly maturities of $16.7 million on the $105.0 million notes issued in August 1994 ("TFFC-94 notes") commenced in June 1999, with the last payment due in November 1999. Monthly maturities of $83.3 million on the $500.0 million notes assumed in the BRACC acquisition ("BFFC-94A notes") commenced in April 1999, with the last payment made in September 1999. These maturities are largely being funded through proceeds received from the issuance of the Notes and the TFFC-99 notes.

FLEET FINANCING FACILITIES

     At September 30, 1999, the Company had borrowed $2.8 billion under asset-backed MTN's and $195.1 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of the TFFC-94 notes, notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), the TFFC-98 notes issued in conjunction with the acquisition of Ryder TRS and the TFFC-99 notes issued in June 1999. The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at September 30, 1999, ranged from 5.55% to 7.85%.

     The Company's other vehicle obligations consist of outstanding lines of credit to purchase rental fleet and retail car sales inventory. Borrowings under collateralized available lines of credit at September 1999 consist of $250.2 million for rental vehicles and $64.9 million for retail car sales inventory with maturity dates through May 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles and retail car sales inventory. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 2.95% to 11.20% at September 30, 1999. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

MEDIUM TERM NOTES (MTN'S)

     The $1.1 billion TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS, require monthly interest payments and bear interest at fixed rates ranging from 6.07% to 6.84%. The TFFC-98 notes mature from 2001 to 2005. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles.

     The $500.0 million TFFC-97 notes and the $900.0 million CP facility were entered into concurrently with the BRACC acquisition. As of September 30, 1999, the CP debt was $195.1 million and had various interest rates, which ranged between 5.55% and 5.65%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80% and maturities from October 2001 to September 2002.

     The TFFC-94 notes and TFFC-96 notes totaled $215.0 million with interest rates ranging from 6.19% to 7.10% at September 30, 1999. Monthly maturities on the TFFC-94 notes commenced in June 1999, with the last payment due in November 1999, while subordinated TFFC-94 notes of $5.7 million are due in December 1999. These maturities will be funded through proceeds received from the Notes and the TFFC-99 notes.

     The TFFC-99 notes issued in June 1999 consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 5.62%) to 7.85% and have maturity dates from 2001 to 2004. The Company is utilizing these notes to offset the reduction of commercial paper, purchase additional fleet, and fund maturities of existing MTN's. These notes were issued in three different series. TFFC 99-2 has a principal of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and has a maturity date of June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

TRUST PREFERRED SECURITIES

     In June 1998, the Company issued $300.0 million of trust preferred securities and received approximately $290.3 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities.

WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 2.25% or prime plus 1.25% (7.65% at September 30, 1999) and expires in 2003. There is no outstanding balance on this facility at September 30, 1999. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At September 30, 1999, the

Company had $449.4 million in letters of credit outstanding resulting in availability under this facility of $100.6 million.

     The credit facility was amended in the second quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $158.8 million from $5,134.1 million at December 31, 1998 to $5,292.9 million at September 30, 1999. This increase was due primarily to an increase in revenue earning vehicles, net of $565.6 million, offset by a decrease in restricted cash of $405.5 million to fund the increase in the vehicles.

     Total liabilities increased by $146.3 million from $4,192.3 million at December 31, 1998 to $4,338.6 million at September 30, 1999. This increase, largely notes payable of $86.1 million, resulted primarily from the need to finance an increase in revenue earning vehicles.

RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company. At September 30, 1999, all of the employees affected have been terminated and the Company has accruals remaining related to the restructuring of $7.1 million. During the nine-month period ended September 30, 1999, approximately $5.1 million has been paid or utilized and accrual reductions of approximately $0.8 million have been recorded.

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

     During 1998, the Company recognized approximately $2.8 million in expenses to modify existing computer systems and applications and estimates that an aggregate of approximately $6.5 million will be incurred in 1999 specifically for Y2K modification. Approximately $4.2 million was spent in 1999 through September 30. The most significant systems are the reservation and rental transaction processing systems. A failure in these systems could cause significant disruption in customer service levels and therefore materially impact the Company's operating results and financial condition. The Company is using both internal and external resources and most major modification efforts have been completed at September 30, with some minor projects extending into the fourth quarter of 1999. The remediation of the reservation system and BRACC's rental management system is complete.

     The Company has suspended further development on its new Ryder TRS truck rental management system and is remediating its current system due to the low likelihood of completing a roll out of a new system to all dealers and owned locations by year-end. The cost of this remediation effort is expected to be approximately $2.0 million. This project is expected to be completed by November 30, 1999. In addition, implementation of new finance and operating systems in France is expected to continue into late 1999. These efforts have not significantly hampered the Company's ongoing system development or system upgrade activities to date, however, resources will continue to be diverted to Y2K related efforts in the event that modifications fall further behind schedule. The Company expects to complete all Y2K related efforts no later than year-end.

     The Company is assessing the impact of the Y2K Issue on the ability of its significant suppliers to maintain adequate service levels. Responses to Company inquiries of its critical suppliers' preparedness for Y2K have been received, with all respondents indicating expected readiness for Y2K. The most critical suppliers are in the vehicle manufacturing, telecommunications, fuel supply and banking/financing industries. A failure on the part of these suppliers or their products could cause significant disruption in operations and therefore materially impact the Company's operating results and financial condition. Based on responses from vehicle manufacturers, the Company believes that the computer technology embedded in the vehicles it has and will purchase in the future is Y2K ready.

     There can be no assurance that the critical third-party suppliers upon which the Company relies will be successful in taking corrective action in a timely manner. The Company has developed contingency plans with respect to certain areas, which are intended to allow the Company to continue to operate in the event of a Y2K failure. The contingency plans include performing certain processes manually, repairing affected systems and changing suppliers as necessary. These contingency plans may not be successful in avoiding the disruption of service particularly in the reservation and vehicle rental processes.

ENVIRONMENTAL MATTERS

     The Company has assessed and continues to assess the impact of environmental remediation efforts on its operations. The Company's exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

     During 1998, the Company recognized approximately $0.9 million in expenses related to remediation efforts and estimates that an aggregate of approximately $3.2 million will be incurred in 1999 and 2000. Approximately $0.8 million was spent in 1999 through September 30. Based on past experience, management expects these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk is primarily due to floating rate interest associated with fleet debt. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. No significant changes have occurred in the Company's capital structure or market risk profile during the period ended September 30, 1999. See the Company's disclosures regarding market risk as of December 31, 1998 included under Item 7A of the Company's Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 13, 1999, the Company issued an aggregate of 693,742 shares of Class A common stock to certain former shareholders of Ryder TRS as payment for the first of two make-whole payments owed to the former Ryder TRS shareholders pursuant to the terms of an Agreement and Plan of Merger dated March 4, 1998.

     On August 20, 1999, the Company issued an aggregate of 229,529 shares of Class A common stock to the former shareholders of Warren Wooten Ford in satisfaction of make-whole obligations owed to such shareholders pursuant to the terms of a Plan and Agreement of Merger dated May 31, 1998.

     On August 25, 1999, the Company issued an aggregate of 209,813 shares of Class A common stock to the former shareholders of Carson Chrysler Plymouth Dodge Jeep Eagle, Inc. in satisfaction of make-whole obligations to such shareholders pursuant to the terms of a Stock Purchase Agreement dated May 31, 1998.

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

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:     /s/ MICHAEL B. CLAUER
                                            ------------------------------------
                                                     Michael B. Clauer
                                               Executive Vice President Chief
                                                      Financial Officer

Dated: November 12, 1999

                                          By:      /s/ THOMAS L. KRAM
                                            ------------------------------------
                                                       Thomas L. Kram
                                                 Vice President, Controller
                                               (Principal Accounting Officer)

Dated: November 12, 1999