Form 10-K
period 1999-12-31
BUDGET GROUP INC
filed 2000-03-30
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 24, 2000 (based on the closing sale price of the Registrant's Class A common stock, par value $.01, as reported on the New York Stock Exchange on such date) was $162,594,928. 37,410,672 shares of common stock were outstanding as of March 24, 2000, comprised of 35,474,072 shares of the Registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the Registrant's Class B common stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 are herein incorporated by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   15
Item 3.    Legal Proceedings...........................................   16
Item 4.    Submission of Matters to a Vote of Security Holders.........   16
Item X     Executive Officers of the Registrant........................   16

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   18
Item 6.    Selected Financial Data.....................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................   20
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................   32
Item 8.    Financial Statements and Supplementary Data.................   33
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure......................................   33

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   33
Item 11.   Executive Compensation......................................   33
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   33
Item 13.   Certain Relationships and Related Transactions..............   33

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   34

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

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

  CAR RENTAL

     The car rental industry is comprised of two principal markets: general use (including airport and local market facilities) and insurance replacement. General use companies serving airport and local markets accounted for approximately 74% of rental revenue in the United States in 1999, while the insurance replacement segment accounted for approximately 26% of rental revenue. General use locations rent vehicles primarily to business and leisure travelers, while insurance replacement facilities rent primarily to individuals who have lost the use of their vehicles because of accidents, theft or breakdowns. In addition to vehicle rental revenue, the industry derives significant revenue from the sale of related products such as liability insurance, loss damage waivers and refueling services.

     The domestic general use car rental market includes six major companies which operate airport and local facilities: Alamo, Avis, Budget, Dollar, Hertz and National. The insurance replacement market is dominated by Enterprise, which operates primarily non-airport locations. In addition, there are many smaller companies that operate primarily through non-airport locations. Most of the major car rental companies in the United States operate through a combination of corporate-owned and franchised locations.

     There were significant changes in the ownership of domestic car rental companies in 1996 and 1997, as ownership of these companies has shifted in large part from the major automobile manufacturers to independent ownership. General Motors sold its 25% stake in Avis to HFS, Inc. in May 1996, and Avis completed its initial public offering in September 1997. Republic Industries acquired Alamo in November 1996 and National (which had previously been controlled by General Motors) in January 1997. In April 1997, Ford sold approximately 20% of its equity in Hertz in an initial public offering and sold its controlling interest in BRACC to us. In December 1997, Chrysler sold Dollar and Thrifty through an initial public offering.

     While owned by the automobile manufacturers, car rental companies served as important outlets through which the manufacturers disposed of their vehicles, in a period when major labor contracts made it uneconomical for the manufacturers to limit their production of vehicles, even if they could not be sold through dealers. There was an oversupply of cars in the rental industry during this period, with cars being available on favorable terms to many small local car rental operators, and the manufacturers did not commit sufficient resources to the development of the car rental systems. Following the ownership changes, however, the car rental companies have increasingly focused on their own profitability, although they continue to be parties to supply and repurchase agreements with the manufacturers.

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

     The total number of rental vehicles in service in the U.S. has been estimated at 1.7 million in 1999. The total revenue for the U.S. car rental industry has been estimated by industry sources at $18.3 billion in 1999, an increase of 6.4% over 1998 revenue of $17.2 billion. We believe the factors driving this industry growth include increases in airline passenger traffic, the trend toward shorter, more frequent vacations resulting from the number of households with two wage earners, the demographic trend toward older, more affluent Americans who travel more frequently and increased business travel. Car rental companies have also been able to increase the revenue they earn on their vehicles through the implementation of yield management systems similar to those utilized by the major airlines.

     Customers of the general use vehicle rental companies include (a) business travelers renting under negotiated contractual agreements between their employers and the rental company, (b) business and leisure travelers who make their reservations and may receive discounts through travel, professional or other organizations, (c) smaller corporate accounts that are provided with a rate and benefit package that does not require a contractual commitment and (d) leisure or business travelers with no organizational or corporate affiliation programs. Business travelers tend to utilize mid-week rentals of shorter durations, while leisure travelers have greater utilization over weekends and tend to rent cars for longer periods.

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

     The Consumer Market. We estimate that the consumer truck rental market had revenue of approximately $2.1 billion for 1999. Industry sources estimate that truck rentals are used in approximately 31% of household moves, with full service van lines and owned or borrowed trucks accounting for the balance. We estimate that in 1999, approximately 31.5% of the consumer market was attributable to one-way rentals, with the balance attributable to local rentals. Major companies in the consumer market include U-Haul, Ryder/ Budget and Penske, which together have a market share of approximately 85% of the one-way market and 88% of the local market. Generally, one-way rentals generate higher daily revenue and involve lower transaction costs than local rentals.

     The Commercial Market. We estimate that the light commercial truck rental market had revenue of approximately $1.1 billion in 1999. Customers in the light commercial market range from small local businesses to large national companies, which rent trucks primarily for the transportation and delivery of inventory and packages. We believe that a large part of the increase in the light commercial truck rental market has been attributable to growth in the number of small businesses, a trend toward outsourcing and an emphasis on "just-in-time" inventory management. Major companies in the light commercial truck rental market include Ryder/Budget, RTR, Rollins, U-Haul and Penske.

BACKGROUND

     During the last three years, we substantially increased the size of our business through two major acquisitions. In April 1997, we purchased BRACC from Ford Motor Company for approximately $381 million (and assumed or refinanced approximately $1.4 billion of indebtedness), and in June 1998 we acquired Ryder TRS for approximately $260 million (and assumed approximately $522 million of indebtedness).

     Prior to the BRACC acquisition, we were the largest Budget franchisee, having grown our business to $193.1 million in revenue in 1996 principally through the acquisition or opening of 133 Budget locations from January 1994 to December 1996. The BRACC acquisition represented a unique opportunity to combine one of the leading worldwide car rental companies with its largest franchisee in order to increase the level of corporate ownership in the Budget system. A high level of corporate ownership enables us to: (i) provide more consistent service, which is important in marketing to corporate accounts; (ii) exercise greater control over the development and marketing of the Budget brand; and (iii) realize greater returns from our investment in the Budget brand.

     The Ryder TRS acquisition combined our Budget truck rental business, with its strength in the light commercial market, with Ryder TRS, a leader in the consumer one-way market. With three national operators in the consumer one-way truck rental market (following the Ryder TRS acquisition) accounting for approximately 91% of that market's total revenue, we believe the truck rental market offers us an excellent opportunity to achieve attractive returns. In addition, combining our Ryder TRS and Budget Truck Rental operations will allow us to reduce costs significantly in the areas of fleet management, maintenance, field operations and administrative overhead.

     The BRACC and Ryder TRS acquisitions have positioned us to improve substantially the performance of one of the world's leading car rental companies and the nation's second largest consumer truck rental business. By improving our service quality, investing in our infrastructure and capturing the benefits from the full integration of our businesses, we intend to enhance our returns on the significant investments we have made over the last three years.

1999 INITIATIVES

     During 1999, Budget undertook a number of initiatives to increase revenue and reduce costs:

          CONSOLIDATION OF CAR RENTAL OPERATIONS -- We integrated Premier Car Rental, our insurance replacement car rental company, into our Budget Rent a Car operations and closed the Premier headquarters in Indianapolis. By combining these operations, BRACC has approximately 460 local market locations across North America and a combined local market fleet of over 40,000 cars. This consolidation enables BRACC to serve the retail rental and insurance replacement markets under the Budget brand name from single points of distribution. BRACC expects that this consolidation will reduce operating costs, improve asset utilization and expand the product offering at BRACC car rental locations.

          CONSOLIDATION OF TRUCK RENTAL OPERATIONS -- We continued our integration of the Budget and Ryder TRS truck rental operations and took steps to consolidate the Budget Truck Group under the North American Vehicle Operations. In the fourth quarter of 1999, we transitioned the marketing, human resources and certain other administrative components of the Budget Truck Group to BRACC's offices in Lisle. We expect the integration to be completed, including information technology, during 2001. We believe that these actions will reduce costs going forward.

          MARGIN INITIATIVES -- We took a number of steps in 1999 to reduce our fleet, overhead and administrative costs and improve operating margins. We continue to integrate and consolidate our car and truck rental operations. We reached a confidential agreement with our largest vehicle supplier which should result in lower fleet operating costs. We centralized our procurement function and signed national and global purchasing contracts for items such as telecommunications services, auto and truck parts, fuel, uniforms and forms and commercial print, which should result in annual savings of $4 million. We also launched a tire retread and flexible staffing program in early 2000 with estimated annual savings of $2.6 million. Finally, BRACC's new revenue management system, which was introduced in 1998, has allowed BRACC to better manage its pricing and fleet mix, resulting in increased utilization and revenue per unit and higher operating margins.

          DISPOSITION OF NON-CORE ASSETS -- During the fourth quarter of 1999, we announced our intentions to exit the car sales business and dispose of non-core assets, including Cruise America and VPSI. We entered into a joint venture to facilitate our exit of the car sales business and currently have transferred eight locations to the joint venture. We also sold three locations and closed one location in the fourth quarter of 1999. Budget Group engaged a financial advisor to assist in the evaluation of potential sales of additional non-core assets and has been approached by strategic and financial buyers expressing interest in these businesses.

          INTERNET INITIATIVES -- We launched several Internet initiatives in 1999 as part of our strategy to increase rental volume and improve operating margins. These initiatives include "BidBudget", the car rental industry's first internet bidding process, which was subsequently replaced with an agreement with priceline.com to provide rentals to airline and hotel customers as well as "name your price" rental opportunities. We also implemented an Internet strategy for truck rentals by adding reservation capabilities to our web site for Ryder TRS truck rentals. Our Internet initiatives have increased rental reservation volume, and we expect the Internet to continue to be an important part of our strategy to grow our rental business.

          GROWTH OPPORTUNITIES IN EUROPE -- We expanded our business in Europe by opening 16 rental operations under the Budget Rent a Car brand name in Germany, which is the second largest rental car market in the world. We also opened or acquired 88 new locations in France and 37 new locations in the United Kingdom. To support our growing European operations, we installed or will install a new rental counter system with central invoicing to enhance our level of customer service and provide for better financial controls over these operations.

RESTRUCTURING AND ONE-TIME CHARGES

     In January 2000, we announced that we would take restructuring, one-time charges and other fourth quarter adjustments of $90 to $95 million, an amount later increased to $105 million due to an increase in international and technology related costs. These charges consist primarily of:

     - work-force reductions, severance and location closings due to elimination of redundant functions and operations;

     - costs associated with our integration of Premier into the BRACC rental operations;

     - the write-off of software development costs and uncollectable receivables mainly due to systems conversions; and

     - costs related to the integration of acquisitions in Europe and the deployment of new systems throughout our European operations.

     Approximately $20 million of the $105 million in charges are cash charges which will largely be paid during 2000.

ROADMAP 2000

     In conjunction with the announcement of the restructuring and one-time charges, we outlined a restructuring program -- Roadmap 2000 -- that is designed to improve the financial performance of Budget Group and enhance stockholder value. Key elements of this program include:

          FOCUS ON CAR AND TRUCK RENTAL -- To sharpen our focus on car and truck rental, Budget Group will continue the process of selling its non-core assets, including its car sales business, Cruise America and VPSI. Budget Group currently expects to close on the sale of two of its new car dealerships in April 2000 and a third in the second or third quarter of 2000. Budget Group entered into a joint venture to facilitate its exit of the car sales business as an owner/operator and transition to a franchiser of used car sales locations, providing back-office support and services in exchange for franchise fees. At December 31, 1999, Budget Group had 28 franchised Budget Car Sales locations. Budget Group has also received a number of expressions of interest from both strategic and financial buyers for Cruise America and VPSI. As a result of the disposition of our non-core assets, we expect to have additional capital to deploy in our primary businesses of car and truck rental.

          RESTRUCTURING AND CONSOLIDATION OF BUSINESS SYSTEMS -- BRACC will continue the integration of its truck rental businesses and the consolidation of those operations into the North American Vehicle

     Operations. The headquarters, field functions and back-office functions integration is expected to be complete by the end of 2000. We expect that integration of the information technology systems will be complete in 2001. In addition, we are evaluating other systems and key business processes to determine additional areas of cost reductions. The restructuring of our business units will continue throughout 2000 and 2001.

          DEVELOP NEW BUSINESS SEGMENTS -- As a result of improvements in Budget Rent a Car's service and facilities, corporate account sales increased 20% in 1999. Corporate contracts typically have higher profit margins and facilitate a better mix of weekend and weekday rentals. BRACC also re-entered the tour business segment of the car rental market for the first time in a number of years, which added incremental revenue and improved our rental mix through increased utilization and length of rental. BRACC will continue to target the corporate and tour segments in 2000 and also intends to pursue expansion in other market segments, such as associations and the insurance replacement business.

          INTERNET INITIATIVES -- The Internet continues to be an important part of our strategy to increase volume and improve margins. In addition to the Internet initiatives announced in 1999, in March 2000, we announced a strategic ten-year alliance with Homestore.com. As a result of this alliance, Budget Truck Group is the first consumer truck rental company to initiate a broad-scope Internet strategy for local and one-way truck rental. Visitors to the Homestore.com website will have access to free online truck rental quotes, online reservations and online purchase of boxes and moving supplies from Ryder TRS and Budget Truck Rental. We will continue to pursue strategic alliances with third parties to fully exploit this growing and cost-efficient distribution channel in 2000.

          CAPITALIZE ON EUROPEAN GROWTH -- We expanded our European operations in 1999 and will continue to expand our European corporate and franchise operations. We may strengthen Budget's brand presence, in part, by acquiring franchises and small rental car companies in key European markets that have both high out-bound and in-bound growth potential. Target markets for this expansion include the United Kingdom, Germany, and Italy. We started the European roll-out of our Fastbreak and Perfect Drive programs in January 2000. We also intend to leverage our European presence to increase rental volume in the North American rental operations. In January 2000, we announced a partnership with Europcar to service inbound Europcar customers into North America, effective March 1, 2000, and intend to explore additional joint marketing opportunities with Europcar.

          STRENGTHEN THE BUDGET BRAND -- Through Fastbreak, our express rental service, Perfect Drive, the first-of-its-kind customer loyalty program, and our diverse fleet mix, Budget has successfully differentiated itself by bringing innovation to the rental car process. In October 1999, we introduced a new advertising campaign which reflects our diverse product offerings and excellent customer service. We intend to continue our emphasis on customer service and to pursue innovative marketing strategies through the Internet and other media to strengthen the Budget brand.

CAR RENTAL

     Our Car Rental segment is comprised of the following operations:

                                                                   CAR RENTAL
                                                                     SEGMENT
       OPERATING COMPANY                    BUSINESS              1999 REVENUE
       -----------------                    --------              -------------
                                                                  (IN MILLIONS)
Budget Rent a Car (including     Worldwide general use car          $1,702.8
  remaining Premier Car Rental   rental operator and franchisor
  locations)

BUDGET RENT A CAR

     Through Budget Rent a Car, we operate the third largest car and truck rental system in the world. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name. There are approximately 3,270 Budget car rental locations. Approximately 29% are corporate-owned and operated and 71% are operated by franchisees. Approximately 940 locations primarily serve airport business and approximately 2,330 are local market (downtown and suburban) locations. Approximately 50% of our U.S. rentals are leisure related and 50% are business related.

     We currently maintain more local market car rental locations throughout the world than most of our competitors and are unique among major car rental systems in that we also rent trucks in most of our major markets. The following charts present the geographic distribution of Budget rental locations and 1999 Budget revenue by operating regions, including the United States, Canada, Latin America and the Caribbean ("LAC"), Europe, the Middle East and Africa ("EMEA") and Asia and Pacific ("AP"):

                LOCATIONS                                             REVENUE

                 (CHART)                                              (CHART)

     U.S. OPERATIONS

     Budget Rent a Car revenue in the United States was approximately $1.8 billion in 1999. At December 31, 1999, there are approximately 650 corporate-owned and 550 franchised Budget Rent a Car locations in the United States, which accounted for approximately $1.4 billion and $360 million of revenue, respectively.

     Of corporate-owned Budget U.S. car rental locations, 23% primarily serve airport business and 77% are local market (downtown and suburban) facilities. Approximately 73% of BRACC's U.S. revenue was attributable to the airport segment and 27% to the local segment in 1999. Approximately 50% of our U.S. rentals are leisure-related and approximately 50% are business-related.

     A summary of certain of the principal operating statistics for our corporate-owned Budget Rent a Car operations in the United States and Canada is presented in the table below:

                                                           1998           1999       1999 VS. 1998
                                                        -----------    -----------   -------------
Revenue (in millions).................................  $   1,215.8    $   1,343.4       10.5%
Rental days...........................................   30,632,593     33,995,759       11.0
Daily dollar average..................................  $     39.68    $     39.52      (0.4)
Utilization...........................................         80.4%          82.8%       3.0
Monthly revenue per vehicle...........................  $       970    $       996        2.7
Fleet (average).......................................      104,423        112,429        7.7
Length of rental (average days).......................          4.1            4.4        7.3

     INTERNATIONAL OPERATIONS

     In 1999, Budget Rent a Car international revenue from corporate owned locations increased 8% to approximately $260.0 million. We re-established operations in Germany by opening 13 key airport locations and establishing a head office in Frankfurt. Through acquisitions of small rental car companies and existing franchisees, we increased the number of company-operated locations in France and the United Kingdom at December 31, 1999 to 118 and 55, respectively, compared to 30 and 18, respectively, in 1998. Budget operates in more than 110 countries and territories outside the United States and is recognized as a market leader in Canada, and Latin American and Caribbean countries. At December 31, 1999, Budget's international car rental operations included approximately 350 corporate-owned locations and 1,880 franchised locations. Of corporate-owned international facilities, 27% primarily serve airport business and 73% serve local markets.

     We believe that BRACC will grow in the European car rental market by acquiring strategic locations and other expansion efforts. To support our expanded European operations, we have installed or will install a new rental counter system with central invoicing to enhance our level of customer service and provide for better financial controls over these operations.

     A summary of certain of the principal operating statistics for our corporate-owned international Budget Rent a Car operations in 1999 is presented below:

Revenue (in millions).......................................     $260.0
Rental days.................................................  5,404,518
Daily dollar average........................................     $35.29
Utilization.................................................      68.8%
Monthly revenue per vehicle.................................       $738
Fleet (average).............................................     21,525
Length of rental (average days).............................       5.22

     FLEET

     Vehicle Purchasing. We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. On average during 1999, 70% of our vehicle purchases consisted of Ford vehicles, 13% Nissan and Toyota vehicles, 8% Chrysler vehicles and the remaining 9% were from other manufacturers, including General Motors, Jaguar and Saab. These percentages vary among our operations and will most likely change from year to year. The average price for automobiles purchased by us in 1999 for our BRACC car rental fleet was approximately $18,700.

     Our principal vehicle supply relationship has historically been with Ford. We have a 10-year Supply Agreement with Ford, which went into effect in April 1997. Under the Supply Agreement, we agreed (i) to purchase or lease at least 70% of the total number of vehicles leased or purchased by us in each model year from Ford and (ii) to purchase or lease at least 80,000 new Ford vehicles in each model year in the United States. Ford and its affiliates are required to offer to us and our franchisees, for each model year, vehicles and fleet programs competitive with the vehicles and fleet programs of other automobile manufacturers.

     Vehicle Disposition. Our strategy is to maintain our car rental fleet at an average age of five months or less. Approximately 80% of the vehicles purchased for the BRACC fleet in model year 1999 were program vehicles. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically six to nine months) and impose numerous return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers' repurchase programs, over which we have no control. In addition to manufacturers' repurchase programs, we dispose of our rental fleet largely through automobile auctions and sales to wholesalers.

     Of the 136,600 rental cars we sold in 1999, we sold 95,000 back to manufacturers pursuant to repurchase programs, 37,800 through third-party channels (such as public auctions)and 3,800 were sold directly to consumers.

     Utilization and Seasonality. Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 1999, BRACC's average monthly fleet size in North America ranged from a low of approximately 90,240 vehicles in January to a high of approximately 113,880 vehicles in August. Fleet utilization for 1999, which is based on the average number of days vehicles are rented compared to the total number of days vehicles are available for rent, ranged from 74% in December to 89% in August and averaged 83%.

     Yield Management. In 1998, we implemented a new yield management system for our car rental business developed in conjunction with Talus, a leading supplier of such systems. The system uses information from our reservations, fleet management and other systems to optimize our rental pricing and fleet utilization. An enhanced version of our yield management system is now operational in approximately 35 U.S. airport markets. We expect the system will be implemented in U.S. airports that represent over 90% of our airport revenue by the end of the third quarter 2000. For 1999, our fleet utilization increased 3.2% when compared to 1998.

     MARKETING

     General. We rent a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. Rentals are generally made on a daily, weekly or monthly basis and generally include unlimited mileage. Rental charges are computed on the basis of the length of the rental or, in some cases, on the length of the rental plus a mileage charge. Rates vary at different locations depending on the type of vehicle rented, the local market and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. We also generally offer our customers the convenience of leaving a rented vehicle at a location in a city other than the one in which it was rented, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed. We facilitate one-way car rentals between approximately 600 corporate-owned and franchised locations in the United States. This program enables us to operate more fully as an integrated network of locations.

     Customer Service. Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. Each week internal assessors review three major airports to measure service levels by location. We identify specific areas of achievement and opportunity from these assessments. We address areas of improvement on a system-wide level and develop standard methods and measures. The major focus areas of these assessments include: (i) speed of rental/return process; (ii) vehicle condition and availability; (iii) customer interaction, including helpfulness and courtesy; and (iv) location image. In addition, Budget utilizes a toll-free "800" number that allows customers to report problems directly to our customer relations department. We prepare monthly reports of the types and number of complaints received for use in conjunction with the customer satisfaction reports by location management as feedback of customer service delivery. Furthermore, we participate in the annual J.D. Power and Associates survey process to ensure that competitive levels of performance are achieved.

     Marketing Programs. In 1999, we continued the roll-out of our Perfect Drive and Fastbreak programs. Perfect Drive is an innovative customer loyalty program launched by Budget in April 1998, that allows members to accumulate points for renting Budget vehicles, with the points being redeemable for discounts on future rentals as well as select products offered through vendors such as Calloway Golf, K2 and Bolle. Fastbreak, launched in August 1998, is an express service program featuring paperless transactions that is now available at major airports nationwide.

     Internet Initiatives. In 1999, we entered into an agreement with priceline.com to provide rentals to airline and hotel customers as well as "name your price" rental opportunities. We also implemented an Internet strategy for truck rentals by adding reservation capabilities to our www.yellowtruck.com website for Ryder TRS truck rentals. Budget has agreements to promote its car rental service with other major Internet portals, including America Online and Yahoo, and recently announced a strategic alliance with Homestore.com to offer Budget Truck Rental and Ryder TRS reservations to visitors of the Homestore.com web site.

     Travel Agent Incentives. We estimate that approximately 34% of domestic car rental revenue is attributable to reservations made through travel agents. To develop business in this market we have implemented Unlimited Budget, a loyalty incentive program for travel agents. In conjunction with Carlson Marketing Group and MasterCard, we developed the Unlimited Budget MasterCard, which is designed around a personal debit card. Travel agents earn reward points for every eligible U.S. business and leisure rental completed by their clients, which are deposited in a special debit card account in the travel agent's name and can be used like cash. We have had great success with this program, having enrolled over 53,000 travel agents since September 1997.

     Sears Car and Truck Rental. In 1970, we established a contractual relationship with Sears which allows Budget operating locations to provide car and truck rentals under the Sears name. Sears Car and Truck Rental customers may use their Sears charge card for payment of rental charges. Sears Car and Truck Rental is available at approximately 920 Budget locations in the United States.

     FRANCHISING

     Of the approximately 3,500 Budget worldwide car and truck locations at December 31, 1999, more than 70% were owned and operated by franchisees, and these locations accounted for approximately 44% of Budget system-wide revenue for 1999. Franchised locations range from large operations in major airport markets with fleet sizes in excess of 4,000 vehicles and franchise territories within an entire country to operations in small markets with fleets of fewer than 50 vehicles.

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

     During 1999, we acquired 2 franchisees in North America in St. Augustine and Leesburg, Florida, and 5 franchisees abroad -- City Ford Limited, Court Langley, and Polyshire in England and Budget Nice Group and Group Collinet in France. We believe that acquisitions of select franchised locations can ensure consistent quality, pricing and service and makes us more attractive to our corporate customers who demand consistent rates among all Budget locations.

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

     INFORMATION TECHNOLOGY

     Our information technology is designed to provide us with high quality, cost-effective systems and services on a timely basis. In late 1995 we implemented BRACC's state-of-the-art reservation system, which consists of a highly integrated mainframe system with an intelligent workstation component for reservation agents, allowing them to access pertinent information in a fast and user-friendly manner. The reservation system has direct interfaces to the airline system and captures key corporate and customer information.

     BRACC's rental counter and back-office system, BEST I, supports both corporate-owned and franchisee operations, and its fleet system supports the financing, accounting and ordering for all brands of vehicles including direct ordering lines to Ford, Toyota, Chrysler, GM and Isuzu. Our human resources, benefits and payroll interface is supported by a client-server system that automatically feeds to an outsourced payroll system. In March 1999, we entered into a seven-year technology agreement with Computer Sciences Corporation ("CSC") to outsource administration of BRACC's information systems. See the section in this Item entitled "-- Information Systems." We intend to continue to enhance and consolidate our information technology systems in order to further facilitate Budget's delivery of consistent customer service at all of its locations.

TRUCK RENTAL

     Our Truck Rental segment is comprised of the following operations:

                                                                  TRUCK RENTAL
                                                                     SEGMENT
                                                                      1999
OPERATING COMPANY                           BUSINESS                 REVENUE
-----------------                           --------              -------------
                                                                  (IN MILLIONS)
                                                                  -------------
Budget Truck Rental              Local and one-way consumer and      $194.4
                                 light commercial truck rental
                                 operator and franchisor
Ryder TRS                        Local and one-way consumer           540.5
                                 truck rental operator,
                                 primarily through dealers

     In 1999, our Truck Rental revenue was $734.9 million. We operate a combined truck rental fleet of over 46,200 Ryder and Budget trucks through a network of approximately 3,920 corporate-owned, dealer and franchised locations. In June 1998, we purchased Ryder TRS, the second largest provider of truck rentals and related moving supplies to consumers in the United States. With its fleet of approximately 29,900 yellow trucks, Ryder has strong brand recognition and enjoys a high level of satisfaction among consumers. Budget Truck Rental is the third largest truck rental company in the U.S. and has traditionally been strong in the light commercial market. Together, Budget Truck Rental and Ryder TRS comprise approximately 22% of the U.S. truck rental market, second only to U-Haul's 49% share. With our acquisition of Ryder TRS, we expanded our truck rental distribution points from approximately 400 to approximately 3,920 combined locations and added new Ryder distribution points to other Budget Group companies.

     Information on the estimated system-wide fleet size and U.S. locations at December 31, 1999 and business mix by revenue for the year for Ryder TRS and Budget Truck Rental is set forth below:

                                                                              BUSINESS MIX
                                                                          ---------------------
                                                 FLEET SIZE   LOCATIONS   CONSUMER   COMMERCIAL
                                                 ----------   ---------   --------   ----------
Ryder TRS......................................    29,900       3,290        75%         25%
Budget Truck Rental............................    16,300         630        50%         50%
                                                   ------       -----
          Totals...............................    46,200       3,920

  TRUCK RENTAL GROUP INTEGRATION

     In an effort to generate maximum returns from our truck rental brands, we undertook the full integration of the Budget and Ryder TRS truck systems, including management, procurement, maintenance, fleeting, pricing and reservations. In 1999, we transitioned the marketing, human resources and certain other administrative functions to BRACC's offices in Lisle, Illinois. We expect that the integration and consolidation of our Truck Rental operations, including information technology, will be completed by end of year 2001. This integration should improve our fleet quality and delivery systems and reduce overall costs, resulting in improved operating margins.

     We replaced approximately 10,200 of the oldest Ryder trucks with new trucks to create a younger average fleet. The average age of our truck rental fleet is 33 months at December 31, 1999. Utilization of Budget truck facilities for maintenance of Ryder trucks, an activity previously performed by third parties at high cost, together with other cost-cutting initiatives, is expected to allow us to reduce Ryder's costs going forward. We anticipate the resulting higher utilization and lower maintenance and other costs to lead to higher profitability.

  RYDER TRS

     Ryder TRS is the second largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 29,900 trucks operating through approximately 3,290 dealers and corporate owned operations at December 31, 1999.

     The table below presents certain operating statistics of Ryder TRS:

                                                                 1999
                                                              ----------
Transactions................................................   2,033,696
Revenue per transaction.....................................  $      251
Monthly revenue per vehicle.................................  $    1,429
Utilization.................................................        48.5%
Daily dollar average........................................  $    96.85

     Ryder TRS's truck rental services are offered through a national network of approximately 3,270 dealers and approximately 20 corporate-owned and operated outlets at December 31, 1999. Dealers have access through their point-of-sale systems to information concerning inventory levels at all dealers within their market. Dealerships consist primarily of auto sales and service retailers, rental centers, self storage centers, car rental locations and other vehicle-related businesses that are owned by independent parties. In addition to operating their principal lines of business, these dealers rent our trucks to consumers, and we pay the dealers a commission on all truck rentals and other sales and rentals. Dealership agreements generally can be terminated by either party upon 30 to 90 days prior written notice, depending on dealer tenure.

  BUDGET TRUCK RENTAL

     Through Budget Truck Rental, we operate the third largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 16,300 trucks at December 31, 1999. Budget Truck Rental had a 10.6% growth in revenue. Rental facilities are typically operated in conjunction with Budget Car Rental locations. At December 31, 1999, we rented Budget trucks at approximately 340 corporate-owned locations and 290 franchised locations.

     The table below presents certain operating statistics of corporate-owned Budget truck rental operations:

                                                                1999
                                                              --------
Transactions................................................   702,953
Revenue per transaction.....................................  $    271
Monthly revenue per vehicle.................................  $  1,015
Utilization.................................................      55.5%
Daily dollar average........................................  $  60.17

  VEHICLE ACQUISITION AND DISPOSITION

     Budget Truck Group purchases the chassis for its trucks primarily from Ford, General Motors, Isuzu and Navistar, and purchases the "boxes" (the storage compartment on the back of the truck) from several companies. Orders are generally placed in the fall for delivery in time for the busy summer season. Budget Truck Rental and Ryder TRS consolidated their vehicle purchasing functions in 1998. We have leveraged our purchasing expertise to buy vehicles on terms more favorable than either company would be capable of achieving independently. Budget Truck Group disposes of its used vehicles through several outlets, including trade-ins through manufacturers and sales through Ryder TRS's dealers. Budget Truck Group disposes of its trucks throughout the year, with a larger proportion being sold or traded during the first and fourth quarters.

  FLEET UTILIZATION AND SEASONALITY

     Truck rentals display seasonality, with generally higher levels of demand occurring during the summer months and the third quarter typically being our strongest quarter. On average, approximately 50% of Ryder TRS's annual revenue is earned from May through September, with August being the strongest month. Budget Truck Rental experiences the same seasonality; however, its emphasis on the light commercial market serves to dampen its magnitude.

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

  STORAGE USA JOINT VENTURE

     In September 1999, we formed a joint venture with Storage USA, Inc. ("Storage USA") and Storage USA Franchise Corp., an affiliate of Storage USA. Under the joint venture, Storage USA, which operates 507 self-storage facilities in 31 states and the District of Columbia, and Budget: (i) brand selected Storage USA facilities as "Budget Storage USA" and market the new Budget Storage USA franchise to other independent self-storage operators; (ii) grant Storage USA the right to offer Budget and Ryder truck rentals at its facilities across the country; and (iii) share truck rental and self-storage leads received from the companies' toll-free numbers.

  STRATEGIC ALLIANCE WITH HOMESTORE.COM

     In March 2000, we announced a strategic ten-year alliance between the Budget Truck Division and Homestore.com. Homestore.com provides one of the leading network of sites on the Internet for home and real estate-related information. Homestore.com's family of web sites enables consumers to shop for existing homes, look for new homes, find an apartment, research home improvement matters and find comprehensive moving and relocation information on the Internet. As a result of this alliance, visitors to the Homestore.com website will now have access to free online truck rental quotes, online reservations and online purchase of boxes and moving supplies from Ryder TRS and Budget Truck Rental. Homestore.com will participate in online and off-line Budget media commitments, including national yellow page advertising, print, television and radio advertising, and in-store promotions. In addition, the Budget Truck Group rental fleet will display the Homestore.com logo. In return for marketing and exclusive branding services, Homestore.com issued 1,085,271 shares of its common stock to Budget.

DISCONTINUED OPERATIONS

     On December 10, 1999, we adopted plans to sell or dispose of our car sales segments, as well as certain non-core assets and subsidiaries, primarily Cruise America and VPSI, Inc. The 30 car sales locations are expected to be disposed of by September 2000, and Cruise America and VPSI, Inc. have estimated disposal dates of mid-year 2000. The assets of the operations to be sold consist primarily of vehicles, accounts receivable and property and equipment. See Note 5 to the Company's Consolidated Financial Statements herein.

REGULATORY AND ENVIRONMENTAL MATTERS

     We are subject to foreign, federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, and labor matters.

     Environmental Matters. The principal environmental regulatory requirements applicable to our operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Approximately 170 of our facilities contain petroleum products stored in underground or aboveground tanks. We conduct environmental compliance programs designed to maintain compliance with applicable technical and operational requirements, including periodic integrity testing of underground storage tanks and providing financial assurance for remediation of spills or releases. We believe that our operations currently are in compliance, in all material respects, with such regulatory requirements including Federal regulations governing underground storage tanks that became effective in December 1999.

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

     Although we do not know the exact cost of any necessary remediation at our facilities, we do not expect it to exceed $2.2 million over the next several years.

     Under the terms of the BRACC acquisition in April 1997, which included approximately 130 BRACC rental facilities containing underground or aboveground storage tanks, Ford has agreed to indemnify us for certain environmental losses resulting from environmental conditions at the acquired facilities for a limited time period and subject to substantial financial limitations.

     Ford's indemnity obligation for environmental and certain other matters is capped at $40.0 million. Ford is required to indemnify us for losses resulting from breaches by BRACC of the representations and warranties in the BRACC acquisition agreement (including those relating to environmental matters) to the extent that such losses are not covered by reserves established by BRACC or any insurance policies and exceed $15,000 individually and $2.0 million in the aggregate. Ford is not required to pay the first $2.0 million of aggregate losses (including those relating to environmental matters). Furthermore, in order to be indemnified for such losses, we must notify Ford of any breach of the representations or warranties in the BRACC acquisition agreement by April 2000. While the indemnification may cover certain environmental costs incurred in the future, to date, we have not asserted any claims against Ford. In addition to the Ford indemnity, when we bought certain franchise territories, the sellers indemnified us for certain undisclosed environmental liabilities, including certain remediation costs.

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

     Other Matters. Regulations enacted by various federal and state authorities affect our business. The financing activities of our discontinued car sales business are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws, installment sales laws and other consumer protection regulations.

INFORMATION SYSTEMS

     As our ownership of BRACC locations increases and the integration of our Truck Rental business continues, in addition to an intensified effort to integrate other core Budget Group companies, centralized control and uniform administration of our information systems has become increasingly important. Tight control of all of our information systems, from terminals at the rental counters to workstations at our office facilities, is necessary to keep redundancy low and quality consistently high. Accordingly, we have recently centralized management of all information systems within our Information Technology group. In March 1999, we entered into a seven-year technology agreement with CSC to outsource administration of all of BRACC's information systems, which we believe will result in substantial efficiencies. As part of the agreement, BRACC's information technology operations, including data centers, networks, user support, applications and maintenance, will be run and managed by CSC.

RESERVATIONS SYSTEMS

     We operate a state-of-the-art computerized reservation system through WizCom International, Inc. Our main reservations facility is located in the Dallas metropolitan area, with 20 additional centers located in other cities, collectively handling approximately 27.5 million incoming calls in 1999. A consolidation effort is under way to rationalize smaller reservation centers and realize benefits of scale. By year-end, we anticipate operating 5 virtual networked regional reservation centers, including the main facility in Dallas. In addition to traditional call-in reservations and inquiries, our system handles millions of inquiries and reservations through links to the major U.S. airline global distributions systems and other travel agent and travel industry sources. The system is also linked to the Internet, allowing customers to receive rate quotes as well as book reservations online. The system currently handles reservations for Budget Rent a Car in the U.S. as well as for our Budget Truck Rental operations. Although Ryder TRS currently outsources its reservations function to an outside vendor, we intend to consolidate its reservations with the current truck rental reservations now being handled through our internal reservations system.

ORLANDO SHARED SERVICES CENTER

     In order to realize certain cost efficiencies as well as to ensure that we are optimally leveraging our substantial resources, we are centralizing key U.S. back-office support at our shared services center based in Orlando. Functions currently provided to Budget Group companies through the shared services center include: payroll; accounts payable and accounts receivable processing; fleet financing and administration (titling, registration, etc.) support; and other accounting and audit functions.

TRADEMARKS

     We own the Budget trademark and have registered it with the patent and trademark office in the United States and in more than 100 countries, territories and foreign jurisdictions worldwide. We consider the Budget name and logo rights to be an important part of our business.

     Budget Group, Inc. has the royalty-free right to use certain Ryder trademarks, subject to certain restrictions, until October 2006. After October 2001, we must begin co-branding the Ryder brand name with another brand name. In October 2006, we will no longer be permitted to use the Ryder name in any manner and will transition the business to the brand name we choose. We also have the royalty-free right to use the 1-800-GO-RYDER number, subject to certain restrictions, until October 2009 and the right to use the Ryder signature color scheme in perpetuity, subject to certain restrictions. Ryder's material trademarks have been registered with the U.S. Patent and Trademark Office. The unexpected loss of such trademarks prior to October 2006 could have a material adverse effect on our business.

COMPETITION

     There is intense competition in the vehicle rental industry particularly with respect to price and service. We cannot assure you that we will be able to compete successfully with either existing or new competitors. In any geographic market, we may encounter competition from national, regional and local vehicle rental companies. Our main competitors in the car rental market are Alamo, Avis, Dollar, Enterprise, Hertz and National. In our Truck Rental business, we face competition primarily from Penske and U-Haul. Many of our competitors have larger rental volumes, greater financial resources and a more stable customer base than we have.

     In the past, we have had to lower our rental prices in response to industry-wide price cutting and have been unable to unilaterally raise our prices. Moreover, when the car rental industry has experienced vehicle oversupply competitive pressure has intensified.

EMPLOYEES

     At December 31, 1999, we employed approximately 16,400 persons. At December 31, 1999, approximately 1,800 employees in various locations throughout the United States were subject to collective bargaining agreements. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Budget Group's facilities include a 2,500 square foot leased office in Daytona Beach, Florida. Other significant properties include 149,088 square feet of leased office space plus 11,400 square feet of space for a data center in Lisle, Illinois, a suburb of Chicago, from which BRACC operates, of which 25,000 square feet are sub-leased; a 69,300 square foot reservations center in Carrollton, Texas, which is owned by us; a 38,593 square foot leased reservations center in Wichita Falls, Texas; a 23,700 square foot leased reservation center in Lemoore, California; a 61,168 square foot leased administrative center in Orlando, Florida; a 21,600 square foot leased international headquarters facility in Hemel Hempstead, England, a suburb of London; a 66,306 square foot leased headquarters facility in Denver, Colorado from which Ryder TRS operates, of which 23,000 square feet are on the market to be sub-leased; three leased Ryder TRS administrative facilities located in Aurora, Colorado consisting of 21,163 square feet, Miami, Florida consisting of 22,696 square feet, and Norcross, Georgia consisting of 27,349 square feet, of which 19,000 square feet are sub-leased; and a 12,585 square foot leased office in Indianapolis, Indiana from which Budget Car Sales and Premier Car Rental operated which is on the market to be sub-leased. Management believes that these facilities are sufficient for our needs.

     We operated a total of approximately 1,200 Budget car and truck U.S. airport and local market rental facilities at December 31, 1999, most of which are leased. The leased properties are generally subject to fixed-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to the airport. Most airport facilities include vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. Local market rental facilities generally consist of a limited parking facility and a rental and return desk.

ITEM 3.  LEGAL PROCEEDINGS

     The Company terminated the franchise agreement of its franchisee for Germany in 1997 based on alleged violations of provisions in the underlying franchise agreement and ceased to provide services, such as reservations and credit card processing, effective as of October 23, 1998. The former franchisee has unsuccessfully challenged the termination in the German trial court and in the court of appeals and is currently challenging this adverse decision in the German Supreme Court. A ruling from the Supreme Court is expected by the end of the second quarter of 2000. The former franchisee has ceased to operate under the Budget Rent a Car name in Germany and the Company has commenced to operate, and is continuing to develop the Budget Rent a Car business in Germany.

     In addition to the foregoing matters, from time to time we are subject to routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each of our executive officers and directors:

NAME                                   AGE   POSITION(S) WITH THE COMPANY
----                                   ---   --------------------------------------------------------
Sanford Miller.......................  47    Chairman of the Board of Directors, Chief Executive
                                             Officer and Director
Jeffrey D. Congdon...................  56    Vice Chairman of the Board of Directors and Director
David N. Siegel(1)...................  38    President and Chief Operating Officer
Neal S. Cohen(2).....................  39    Executive Vice President and Chief Financial Officer
Robert L. Aprati.....................  55    Executive Vice President, General Counsel and Secretary
Mark R. Sotir........................  36    President, North American Vehicle Rental Operations

---------------

(1) Mr. Seigel became President and Chief Operating Officer of Budget effective as of October 26, 1999.
(2) Mr. Cohen became Executive Vice President and Chief Financial Officer of Budget effective as of January 10, 2000.

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

     JEFFREY D. CONGDON has been Vice Chairman of the Board of Directors since January 1991 and was elected as a director in April 1994. From January 1991 to March 1998 he also served as Chief Financial Officer. From December 1990 through March 1999, he was Secretary and Treasurer of Tranex Credit Corporation. From 1980 to 1989, he was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1982 to 1996, Mr. Congdon owned and operated retail new and/or used vehicle sales operations in Indianapolis, Indiana.

     DAVID N. SIEGEL has been President and Chief Operating Officer since October 26, 1999. From 1995 to his appointment at Budget, he served as President of Continental Express, a wholly owned subsidiary of Continental Airlines, Inc. From 1993 to 1995, Mr. Siegel served Continental Airlines, Inc. as Senior Vice President of Planning, and, previously, as Vice President of Corporate Development. From 1991 to 1993, Mr. Siegel served as Director of Corporate Planning for Northwest Airlines. Prior to 1991, Mr. Siegel worked for Bain &Company, an international strategy consulting firm specializing in business turnarounds.

     NEAL S. COHEN has been Executive Vice President and Chief Financial Officer since January 10, 2000. From 1991 to his appointment at Budget, Mr. Cohen worked for Northwest Airlines where his responsibilities included capital markets and banking, budgeting, tax and risk management, business development and market planning, and where, most recently, he served as Senior Vice President and Treasurer. From 1984 to 1991, Mr. Cohen worked for General Motors at its New York treasurer's office where he held positions in international finance, banking, financial analysis, and planning.

     ROBERT L. APRATI has been Executive Vice President, General Counsel and Secretary since August 1997, was Senior Vice President, General Counsel and Secretary of BRACC from January 1988 to July 1997 and was Vice President, General Counsel and Secretary of BRACC from September 1978 to January 1988.

     MARK R. SOTIR has been President, North America, Budget Rent a Car Corporation since January 1999. Mr. Sotir has served in management positions for BRACC since April 1995. From August 1998 to January 1999, he was Senior Vice President, Operations; from June 1997 to August 1998 he was Senior Vice President, Marketing; from June 1996 to June 1997 he was Vice President, Marketing; and from April 1995 to June 1996 he was Vice President, Revenue Management. Prior to joining BRAC, Mr. Sotir was Marketing Manager for The Coca-Cola Company from August 1994 to April 1995 and was Senior Production Manager from July 1993 to August 1994.

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

                                                               HIGH       LOW
                                                              -------   -------
YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................  $39.500   $30.000
  Second Quarter............................................   39.000    26.875
  Third Quarter.............................................   33.125    17.000
  Fourth Quarter............................................   25.000    11.000

YEAR ENDED DECEMBER 31, 1999:
  First Quarter.............................................  $16.375   $10.438
  Second Quarter............................................   17.250    10.000
  Third Quarter.............................................   12.938     6.875
  Fourth Quarter............................................    9.250     6.000

     On March 24, 2000 (i) the last sale price of the Class A common stock as reported on the New York Stock Exchange was $4.6875 per share and (ii) there were 339 holders of record of the Class A common stock and three holders of record of the Class B common stock. There is no established public trading market for the Class B common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     There were no unregistered sales of equity securities in the fourth quarter of 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for each year in the five-year period ended December 31, 1999. The information presented for the year ended December 31, 1995, and as of and for the years ended December 31, 1996, 1997, 1998, and 1999 is derived from the audited consolidated financial statements of Budget Group, which reflect the discontinued operations of the car sales segment, VPSI, Inc. and Cruise America. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEAR ENDED AND AS OF DECEMBER 31,
                                             -------------------------------------------------------------
                                              1995      1996         1997          1998           1999
                                             ------   --------     ---------     ---------     -----------
                                                  (IN MILLIONS, EXCEPT OPERATING AND PER SHARE DATA)
Statement of Operations Data:
  Vehicle rental revenue...................  $107.1   $  193.1     $   979.2     $ 1,834.8     $   2,237.3
  Total operating revenue..................   107.1      193.1       1,029.9       1,928.9         2,349.5
  Depreciation -- vehicle..................    27.5       52.5         265.8         467.5           557.9
  Operating income.........................    13.7       23.7         165.0         209.1           153.9
  Income (loss) from continuing operations
    before income taxes....................     1.0       (1.3)         59.4          19.7           (55.0)
  Net income (loss) before extraordinary
    item...................................     1.7        7.8          29.8          (3.6)          (64.5)
  Weighted average
    number of shares outstanding:
    Basic..................................     8.0       10.8          20.1          32.1            36.4
    Diluted................................     8.0       11.1          27.9          32.1            36.4
  Earnings per common and common equivalent
    share:
    Basic (before extraordinary item)......  $ 0.21   $   0.72     $    1.48     $   (0.12)    $     (1.77)
    Diluted (before extraordinary item)....    0.21       0.70          1.25         (0.12)          (1.77)
Segment Revenue:
  Car Rental(a)............................   107.1(b)    193.1(b)     980.3       1,480.6         1,702.8
  Truck Rental(a)..........................     n/a(b)      n/a(b)     108.3         521.0           734.9
Operating Data:
  Car rental data(c):
    Average rental days per vehicle........                250(b)        296           294             302
    Average fleet..........................              8,917(b)     67,914       104,423         112,429
    Average monthly revenue per unit.......              1,350(b)      1,038           970             966
  Truck rental data:
    Average rental days per vehicle........                n/a(b)        205(d)        183(e)          186(e)
    Average fleet..........................                n/a(b)     11,148(d)     36,439(e)       45,391(e)
    Average monthly revenue per unit.......                n/a(b)      1,212(d)      1,268(e)        1,286(e)
Other Data:
  EBITDA(f)................................    43.4       80.3         452.9         726.6           781.2
  Depreciation -- vehicle..................    27.5       52.5         265.8         467.5           557.9
  Interest-vehicle, net(g).................    12.1       21.7          83.0         163.5           182.1
  Adjusted EBITDA(f).......................     3.8        6.1         104.1          95.6            41.2
  Total interest expense...................    12.8       25.0         105.6         189.9           227.6
  Non-vehicle capital expenditures.........     4.8        3.4          10.9          88.4           106.7
  Ratio of Adjusted EBITDA to non-vehicle
    interest...............................     5.4x       1.8x          4.6x          3.6x            0.9x
  Ratio of net non-vehicle debt to Adjusted
    EBITDA(h)..............................     6.4x       6.1x          1.9x           NM             9.8x

                                                     1995     1996      1997       1998       1999
                                                    ------   ------   --------   --------   --------
Balance Sheet Data:
  Restricted cash(i)..............................  $ 67.7   $ 66.3   $  282.7   $  421.5   $    1.1
  Total cash......................................    67.7    112.0      399.8      545.5       58.0
  Manufacturer receivables(j).....................     0.0     13.9      109.1      188.7      105.5
  Rental fleet, net...............................   219.4    285.1    2,006.4    2,747.7    3,179.6
  Total assets....................................   401.2    555.6    3,550.9    4.983.3    5,082.5
  Vehicle debt....................................   283.3    320.1    2,264.9    3,389.5    3,176.8
  Non-vehicle debt................................    24.4     83.1      313.1      123.6      460.9
  Total debt......................................   307.7    403.2    2,578.0    3,513.1    3,637.7
  Stockholders' equity............................    65.4    121.2      460.1      652.3      567.5

---------------

(a) Includes revenue from car or truck rentals, as appropriate, and related products (such as insurance and loss damage waivers).
(b) Truck rental revenue data for the years ended December 31, 1995 and 1996, cannot be segregated from car rental revenue. Therefore, car rental revenue data for the years ended December 31, 1995 and 1996, include both car and truck rental data.
(c) Includes data for Budget Group's North American car rental operations.
(d) Includes data for Budget Truck Rental.
(e) Includes data for Budget Truck Rental and Ryder TRS.
(f) EBITDA from continuing operations consists of income (loss) before income taxes plus (i) vehicle interest expense, net, (ii) non-vehicle interest expense (including certain debt extinguishment costs), (iii) vehicle depreciation expense and (iv) amortization and non-vehicle depreciation expense. Adjusted EBITDA from continuing operations consists of income
    (loss) before taxes plus (i) non-vehicle interest expense (including certain debt extinguishment costs) and (ii) amortization and non-vehicle depreciation expense. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not presented as, and should not be considered alternative measures of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but are presented because they are widely accepted financial indicators of a company's ability to incur and service debt. EBITDA from continuing operations and Adjusted EBITDA from continuing operations reflect certain administrative expenses not allocated to operating segments.
(g) Consists of vehicle interest, net of interest income on restricted cash.
(h) Net non-vehicle debt consists of non-vehicle debt less unrestricted cash.
(i) Restricted cash consists of funds borrowed under medium term note and commercial paper programs not invested in rental fleet.
(j) Manufacturer receivables arise from the sale of vehicles to manufacturers pursuant to guaranteed repurchase programs. These manufacturer receivables, to the extent they related to vehicles pledged as collateral under our fleet financing facilities, are also pledged as collateral under those facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this Report, and other written or oral statements made by or on behalf of Budget Group, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The measures to be implemented during 2000, the estimated cost reductions, the expectations relating to the results of operations for 2000, and the expectations relating to improvements in the Company's operations are estimates or expectations which management believes to be reasonable at this time. In addition, other risks and uncertainties include, among others, integration of the Premier business operations and realignment of the Ryder TRS business operations into Budget's North American Rental Operations, successful implementation of our car sales exit strategies;

successful disposition of non-core businesses; seasonality of our business; competitive factors; impact of the make-whole payment in connection with the Ryder TRS acquisition; the availability and terms of financing for our business; our dependence on a principal vehicle supplier; possible changes under manufacturers' vehicle repurchase programs; litigation with a former franchisee; the impact of various types of regulations; additional risks of our international operations; whether our investments and cost-cutting initiatives will be successful; and our recent losses. These factors and conditions could be substantially different than we currently anticipate, and Budget's business could be affected by other factors, so that our actual future activities and results of operations may differ materially from the forward-looking statements made herein. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above and other factors that you may wish to consider are contained below in this Item under the section entitled "Risk Factors."

GENERAL

     All amounts relate to continuing operations unless noted otherwise.

     Prior to the acquisition of BRACC, the Company was the largest BRACC franchisee in the United States and was one of the largest independent retailers of late model automobiles in the United States. In 1994, we embarked on a strategy to significantly expand our Budget franchise base and to develop a branded retail car sales operation within Budget franchise territories. Beginning in 1996, we began acquiring and expanding into other rental related businesses. We believe this strategy both leveraged management's experience and created certain operating efficiencies between complementary businesses.

     In 1999, Budget adopted plans to dispose of its non-core assets, primarily its car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. The net income (loss) and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations on the consolidated statements of operations and net assets of discontinued operations on the consolidated balance sheet. The consolidated financial statements from 1997 and 1998 have been restated to conform with the 1999 presentation. For further discussion of these plans, see Note 5 to the Company's Consolidated Financial Statements herein.

     The results of operations of the Company for 1997 include the operations of BRACC from April 29, 1997. The 1997 results of operations reported herein also include the acquired operations of Premier Car Rental from July 31, 1997, and the Budget franchise in St. Louis, from September 30, 1997. In connection with the BRACC acquisition, the Company changed its name to Budget Group, Inc. In June 1998, we acquired Ryder TRS and the 1998 results of operations reported herein also include the acquired operations of Ryder TRS from that date. The 1999 results include a $105.4 million charge for one-time and other non recurring items which consist of work force reductions, consolidation costs to merge the majority of Premier rental locations into Budget locations and the write-off of systems development costs and uncollectable accounts receivables largely associated with the conversion of systems in 1999. For a further discussion of these transactions, see Notes 1, 3 and 19 to the Company's Consolidated Financial Statements herein.

     The Company is engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations).

     Revenues primarily consist of:

          Vehicle rental -- revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations. Royalty fees and other -- fees generated from our licensees and other non-vehicle rental items.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of operating revenues represented by certain items in the Company's consolidated statements of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Vehicle rental revenue....................................     95.2%    95.1%    95.2%
Royalties and other revenue...............................      4.8      4.9      4.8
                                                              -----    -----    -----
          Total operating revenue.........................    100.0    100.0    100.0
                                                              -----    -----    -----
Direct vehicle and operating expenses.....................     41.5     38.0     40.0
Depreciation expense -- vehicle...........................     25.7     24.2     23.7
Selling, general and administrative expenses..............     14.6     23.7     26.8
Amortization and non-vehicle depreciation expenses........      2.2      2.6      3.0
Restructuring expenses....................................      0.0      0.7      0.0
                                                              -----    -----    -----
Operating income..........................................     16.0     10.8      6.5
Vehicle interest expense..................................      8.6      9.0      8.0
Non-vehicle interest expense..............................      2.2      0.9      1.1
Interest income...........................................     (0.6)    (0.6)    (0.3)
Debt extinguishment costs.................................      0.0      0.5      0.0
                                                              -----    -----    -----
Income (loss) from continuing operations before income
  taxes...................................................      5.8      1.0     (2.3)
Provision (benefit) for income taxes......................      2.7      0.3     (1.0)
Distribution on trust preferred securities................      0.0      0.5      0.8
                                                              -----    -----    -----
Income (loss) from continuing operations..................      3.1%     0.2%    (2.1)%

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

     General Operating Results. Income (loss) from continuing operations for 1999 decreased $54.4 million to a loss of $49.9 million from income of $4.5 million in 1998. The income (loss) from continuing operations per share for 1999 decreased to a loss of $1.37 per diluted share from income of $0.14 per diluted share in 1998 due to the decrease in earnings, partially offset by an increase in the average number of shares outstanding. Income (loss) before income taxes decreased $74.7 million in 1999 to a loss of $55.0 million from income of $19.7 million for 1998. Income (loss) before income taxes in 1999 reflects $105.4 million in charges as mentioned above compared to restructuring and other non-recurring charges in 1998 of $24.1 million and debt extinguishment costs of $9.5 million in 1998 largely for Class A common stock issued to induce conversion of $80.0 million of convertible subordinated notes. Ryder TRS experienced approximately $29.2 million in losses before taxes for the year ended December 31, 1999, as compared to earnings of $9.1 million for seven months ended December 31, 1998.

     Operating Revenues. Vehicle rental revenue increased $402.4 million or 21.9% in 1999 to $2,237.3 million from $1,834.8 million in 1998. This increase was largely due to the full year impact of Ryder's operations, acquired in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations, an increase in BRACC due to an 11% increase in volume and a $76.5 million increase in Europe due to volume and the effect of acquisitions and newly opened locations. Royalty fees and other revenues increased $18.1 million in 1999 to $112.2 million from $94.1 million in 1998. These revenues largely represent royalty and other fees from the Company's franchisees as a result of the BRACC acquisition and revenue from Ryder TRS's move management service. Ryder TRS revenue increased $194.3 million in total revenue and $14.5 million in royalty fees and other revenues in 1999 over 1998.

     Operating Expenses. Total operating expenses increased $475.8 million in 1999 to $2,195.6 million from $1,719.8 million in 1998. This increase was also largely due to the full year impact of Ryder TRS's operations versus the seven month impact in 1998, the fourth quarter non-recurring charges and additional fleet cost impact for BRACC and international operations in 1999. Ryder TRS's increase in total operating expenses totaled $200.7 million in 1999.

     Direct vehicle and operating expenses increased $206.9 million in 1999 to $939.1 million from $732.3 million in 1998 reflecting the full year impact of Ryder TRS, a portion of the one-time and non-recurring charges discussed above ($20.5 million), as well as a reduction in insurance reserves of approximately $22.0 million in 1998. This reduction was due to changes in actuarial estimates of losses based on continued favorable trends in the frequency and severity of accidents as well as changes in claims handling procedures implemented in 1997 and early 1998. Excluding the insurance adjustment, the impact of Ryder TRS and the non-recurring items, direct vehicle and operating expenses increased slightly as a percent of total revenue largely due to increases in net vehicle damage, reconditioning expenses and mileage related penalties of approximately $8.9 million.

     Vehicle depreciation increased $90.4 million in 1999 to $557.9 million from $467.5 million in 1998 reflecting the full year effect of Ryder TRS's operations and volume increases in BRACC car rental operations in the U.S. and Europe. As a percent of rental revenue, vehicle depreciation decreased slightly due to improved utilization, largely in the U.S.

     Selling, general and administrative expenses increased $173.4 million in 1999 to $629.1 million from $455.7 million in 1998. This increase was also largely due to the one-time and non-recurring items mentioned above of $77.5 million in 1999 and the full year effect of Ryder TRS's operations.

     Amortization and non-vehicle depreciation expense increased $19.5 million in 1999 to $69.5 million from $50.0 million in 1998. This increase was largely due to intangibles, including goodwill, and property and equipment related to the acquisition of Ryder TRS in June 1998. We expect a similar increase in 2000 resulting from 1999 capital expenditures. We recorded restructuring expenses in the fourth quarter of 1998 of $14.4 million largely related to severance and related costs and location closing expenses. See Notes 1 and 4 to the Company's Consolidated Financial Statements.

     Other (Income) Expense. Other expense, net of interest income, increased $19.4 million in 1999 to $208.8 million from $189.4 million in 1998. This increase was due to the financing of fleet and other borrowings related to Ryder TRS fleet and an increase in interest rates due to our mix in debt and to a general rise in rates. These increases were partially offset by non-recurring debt extinguishment costs in 1998.

     Provision (Benefit) for Income Taxes. The tax benefit differs from the statutory rate largely due to the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision and the impact of state and local income taxes net of the federal benefit, somewhat offset by the effects of non-deductible intangible amortization. See Note 13 to the Company's Consolidated Financial Statements.

     Distributions on Trust Preferred Securities. The distributions on trust preferred securities of $18.8 million in 1999 represents a full year of dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of the Company in June 1998. These distributions are reflected as a minority interest under the above mentioned caption.

     Discontinued Operations. On December 10, 1999 we adopted plans to sell or dispose of our car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise America and VPSI. The car sales locations are expected to be disposed of by September 2000, and Cruise America and VPSI have estimated disposal dates of mid-year 2000. The assets of the operations to be sold consist primarily of vehicles, accounts receivable and property and equipment. See Note 5 to the Company's Consolidated Financial Statements.

     During 1999 we accrued $14.3 million, net of income tax benefits, for losses expected upon disposition of the discontinued operations and estimated losses through the phase out period. We do not expect any other significant negative impact on our financial condition or results of operations related to the discontinued operations, however, the ultimate impact is somewhat dependent upon the timing and nature of the disposition.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     General Operating Results. Income from continuing operations for 1998 decreased $27.7 million to income of $4.5 million from income of $32.1 million in 1997. The income from continuing operations per share for 1998 decreased to $0.14 per diluted share from income of $1.33 per diluted share in 1997 due to the decrease in earnings, partially offset by an increase in the average number of shares outstanding. Income from continuing operations before income taxes decreased $39.7 million in 1998 to $19.7 million from $59.4 million for 1997. The Company also recognized an extraordinary loss in 1998 of $45.3 million, net of income tax benefits, related to the early extinguishment of guaranteed senior notes and Ryder TRS's 10% senior subordinated notes. Income before income taxes reflects debt extinguishment costs of $9.5 million in 1998 largely for Class A common stock issued to induce conversion of $80.0 million of convertible subordinated notes. See Note 9 to the Company's Consolidated Financial Statements. Ryder TRS contributed approximately $9.1 million in earnings before taxes for the seven months ended December 31, 1998.

     Operating Revenues. Vehicle rental revenue increased $855.7 million in 1998 to $1,834.8 million from $979.2 million in 1997. This increase was largely due to the full year impact of BRACC's operations, acquired in the second quarter of 1997 and the Ryder TRS acquisition in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations. Royalty fees and other revenues increased $43.3 million in 1998 to $94.1 million from $50.8 million in 1997. These revenues largely represent royalty and other fees from the Company's franchisees as a result of the BRACC acquisition and revenue from Ryder TRS's move management service. Ryder TRS contributed $346.2 million in total revenue and $15.5 million of royalty fees and other revenues.

     Operating Expenses. Total operating expenses increased $854.8 million in 1998 to $1,719.8 million from $864.9 million in 1997. This increase was also largely due to the addition of BRACC's and Ryder TRS's operations to the Company's operations. Ryder TRS's operating expenses totaled $308.4 million in 1998. Direct vehicle and operating expenses reflect a reduction in insurance reserves of approximately $22.0 million in 1998. This reduction was due to changes in actuarial estimates of losses based on continued favorable trends in the frequency and severity of accidents as well as changes in claims handling procedures implemented within the past 18 months. Excluding the insurance adjustment and the impact of Ryder TRS, direct vehicle and operating expenses increased slightly as a percent of vehicle rental revenue due to increases in vehicle damage, reconditioning expenses and mileage related penalties of approximately $23.4 million on an annualized basis. The increases in reconditioning and mileage related penalties occurred largely in the latter part of 1998 due to changes in terms of certain manufacturer's buyback programs. Selling, general and administrative expenses increased $305.3 million in 1998 to $455.7 million from $150.4 million in 1997. This increase was also largely due to the addition of BRACC and Ryder TRS's operations to the Company's operations and also includes a provision of approximately $3.0 million for bad debts in 1998 related to collection inefficiencies brought about by centralization efforts largely in international administrative functions. Amortization and non-vehicle depreciation expense increased $27.8 million in 1998 to $50.0 million from $22.1 million in 1997. This increase was largely due to intangibles, including goodwill, and property and equipment related to the acquisitions of BRACC and Ryder TRS and the previously referred to impairment loss. The Company recorded restructuring expenses in the fourth quarter of 1998 of $14.4 million largely related to severance and related costs and location closing expenses. See Notes 1 and 4 to the Company's Consolidated Financial Statements.

     Other (Income) Expense. Other expense, net of interest income, increased $83.8 million in 1998 to $189.4 million from $105.6 million in 1997. This increase was due to the financing of fleet and other borrowings related to the acquisitions of BRACC and Ryder TRS, net of investment income due to the increase in restricted cash, and $9.5 million in debt extinguishment costs related to the conversion of $80.0 million of convertible subordinated notes. See Note 9 to the Company's Consolidated Financial Statements.

     Provision (Benefit) for Income Taxes. The tax provision differs from the statutory rate largely due to the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision and changes in valuation allowances somewhat offset by the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. See Note 13 to the Company's Consolidated Financial Statements.

     Distributions on Trust Preferred Securities. The distributions on trust preferred securities of $10.0 million represents dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group. These distributions are reflected as a minority interest under the above mentioned caption.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. The Company's primary use of cash is the acquisition of new vehicles for the rental fleet. The indebtedness at December 31, 1999, has interest rates ranging from 3.55% to 11.20% and the material terms of the financing facilities are described below. The Company intends to fund its fleet financing requirements and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities.

  ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operations operating activities increased 62.5% to $598.6 million during 1999 from $368.5 million during 1998. Net cash provided by continuing operating activities during 1998 increased 73.9% from $211.9 million during 1997. During 1999, we experienced an increase in cash provided due to an increase of $110.0 million in the non-cash charges component of our losses related to depreciation and amortization and an increase in accounts payable and accrued expenses (reflecting the non-recurring charges and timing on payments to vendors) somewhat offset by an increase in receivables, prepaid expenses and other assets and the non-cash benefit for income taxes. The increase in receivables in 1999 reflects the difficulties we experienced in converting several new systems causing a slow down in the billing and collection of trade receivables somewhat offset by a lower level of amounts receivable for vehicle sales reflecting changes in the timing of disposals. In 1997 and 1998, we experienced increases in cash received from rentals which were offset to some extent by increases in cash paid to vendors and employees and in interest expense.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $2,670.1 million, $2,404.6 million and $1,671.3 million during 1999, 1998 and 1997, respectively. Cash paid to suppliers of revenue earning vehicles was $3,713.5 million, $3,087.2 million and $1,975.0 million during 1999, 1998 and 1997, respectively. The increase in cash paid to suppliers of revenue earning vehicles during 1998 was primarily the result of the increased number of vehicles in service during 1998 largely due to volume growth for BRACC and the full year impact of Ryder TRS. Payment for acquisitions, net of cash acquired, amounted to $1.0 million, $166.6 million and $141.8 million during 1999, 1998 and 1997, respectively. Ryder TRS was acquired in 1998 and BRACC was acquired in 1997. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $104.4 million, $78.5 million and $4.8 million for 1999, 1998 and 1997, respectively. We anticipate that capital expenditures for 2000 will be approximately $50.0 million.

     Net cash provided by financing activities for 1999 decreased 85.9% to $100.7 million during 1999 from $712.4 million during 1998, primarily due to increased utilization of restricted cash to fund vehicle purchases and a lower level of vehicle related financing activity. Net cash provided by financing activities during 1998 increased 27.9% from $556.9 million in 1997, due primarily to the proceeds received from the issuance of MTNs and the trust preferred securities, which was partially offset by the utilization of these proceeds to repay existing vehicle and non-vehicle debt of Budget Group and Ryder TRS.

  DEBT FACILITIES -- GENERAL

     We borrow money directly and through our special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Fleet Financing Corporation ("BFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At December 31, 1999, we had $3,637.7 million of indebtedness outstanding, $3,176.8 million of which represented secured fleet financing and $460.9 million of which represented non-vehicle indebtedness. At December 31, 1999, we had $378.3 million of availability under various fleet financing facilities.

  RECENT DEBT PLACEMENTS AND RETIREMENTS

     In April 1999, the Company issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the "Senior Notes"). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict the Company from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing its capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, the Company exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms.

     In June 1999, the Company issued MTN notes with a principal amount of $950.0 million bearing interest at rates ranging from 6.70% to 7.85% at December 31, 1999 ("TFFC-99 notes"). These notes have maturity dates from 2001 to 2004.

     Both the notes issued in August 1994 ("TFFC-94 notes") and the notes assumed in the BRACC acquisition ("BFFC-94A notes") were repaid in full in 1999. These maturities were funded from the Senior Notes and the TFFC-99 notes. See Notes 3 and 9 to the Company's Consolidated Financial Statements.

  FLEET FINANCING FACILITIES

     At December 31, 1999, the Company had borrowed $2,726.0 million under asset-backed MTN's and $273.8 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in conjunction with the acquisition of Ryder TRS ("TFFC-98 notes") and TFFC-99 notes issued in June 1999. The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, manufacturer receivables and the restricted cash accounts. Interest rates on the Fleet notes at December 31, 1999, range from 6.07% to 7.85%. In addition, we entered into a seasonal funding facility in the first quarter of 2000 that expires on June 30, 2000. At March 24, 2000 we had $25.0 million outstanding under this facility.

     Our other vehicle obligations consist of outstanding lines of credit to purchase rental fleet. Borrowings under collateralized available lines of credit at December 31, 1999 consist of $8.6 million with maturity dates through 2003. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 3.55% to 11.20% at December 31, 1999. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

  MEDIUM TERM NOTES

     In June 1999, the Company issued the TFFC-99 notes, which consist of an aggregate principal balance of $950.0 million and bear interest at rates ranging from 6.70% to 7.85% at December 31, 1999. The proceeds were primarily used to repay the outstanding indebtedness under maturing medium term notes. These notes have maturity dates from 2001 to 2004. Interest on the TFFC-99 notes is payable monthly.

     The $1,100.0 million TFFC-98 notes were entered into concurrently with the acquisition of Ryder TRS, require monthly interest payments and bear interest at fixed rates ranging from 6.07% to 6.84% and have maturity dates from 2001 to 2005. Proceeds from the notes were used to refinance Ryder TRS's commercial paper and to finance certain BRACC vehicles.

     The $750.0 million TFFC-97 notes and CP facility were entered into concurrently with the BRACC acquisition. As of December 31, 1999, the CP has various interest rates, which ranged between 6.25% and 7.05%. The TFFC-97 note facility requires monthly interest payments at an annual rate ranging from 7.35% to 7.80%. The TFFC-97 notes are payable in 2002.

     The TFFC-96 notes total $166.0 million with interest rates ranging from 6.65% to 7.10% at December 31, 1999. The TFFC-96 notes are payable beginning in May 2001 with the last payment due in 2002.

  TRUST PREFERRED SECURITIES

     In June 1998, the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters which will also cause a deferral of distributions under the trust preferred securities. See Note 10 to the Consolidated Financial Statements.

  WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 2.50% or prime plus 0.75% (or 8.32% at December 31, 1999) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At December 31, 1999, the Company had $449.5 million in letters of credit and no debt outstanding under this facility.

     The credit facility was amended in the first quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's. We were in compliance with these financial covenants at December 31, 1999.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $99.3 million to $5,082.5 million at December 31, 1999, from $4,983.3 million at December 31, 1998. This increase was largely in prepaid expenses and other assets of $53.6 million, due to the development of new software, intangibles of $48.4 million, primarily due to final purchase price allocations for Ryder TRS, and an increase in the net assets of discontinued operations of $31.7 million due to opening of additional car sales locations early in the year, offset by a decrease in cash of $67.1 million. Restricted cash decreased $420.4 million to fund the increase in vehicles of $392.6 million. Property and equipment net, increased by $2.5 million due to investments in vehicle rental and sales locations.

     Total liabilities increased by $183.8 million to $4,223.5 million at December 31, 1999 from $4,039.8 million at December 31, 1998. This increase was due to an increase in notes payable of $124.6 million and accounts payable and accrued expenses of $94.4 million partially offset by a decrease in a reduction in the Company's deferred tax liability. The increase in notes payable reflects the issuance of the $400.0 million senior notes and the $950.0 million TFFC-99 notes which was partially offset by the maturities of debt previously mentioned and a decline in outstanding CP.

INFLATION

     The increased acquisition cost of vehicles is the primary inflationary factor affecting our operations. Many of our other operating expenses are inflation sensitive with increases in inflation generally resulting in increased costs of operations. The effect of inflation-driven cost increases on our overall operating costs is not expected to be greater for us than for its competitors.

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

     Due to recent, and planned future, expansion of corporate owned rental operations in Europe, we expect that seasonal fluctuations in operating results will become more pronounced.

YEAR 2000 ISSUE

     The Company had assessed the impact of the year 2000 ("Y2K") on its reporting systems and operations (the "Y2K Issue") and completed all major modifications by the end of 1999. The Y2K Issue existed because many computer systems and applications used two-digit date fields to designate a year.

     As of March 2000, the Company has not encountered any Y2K problems that have adversely affected operations internally or with suppliers or vendors. All necessary changes identified during the date conversion period were completed on time and successfully with only minor issues in non-critical applications that had to be addressed after January 1, 2000. We do not expect any further significant impact related to the Y2K issue.

     The total cost to the Company of the Y2K effort over the three-year period to identify and correct applications was approximately $11.5 million. Y2K modifications costs were $2.2 million in 1997, $2.8 million in 1998 and $6.5 million in 1999 and charged to selling, general and administrative expenses in each of these periods.

ENVIRONMENTAL MATTERS

     We have assessed and continue to assess the impact of environmental remediation efforts on our operations. Our exposure largely relates to the clean-up and replacement of underground gasoline storage tanks.

     During 1999, we recognized approximately $0.7 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.9 million will be incurred in 2000 and 2001. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

RISK FACTORS

WE HAD A NET LOSS FOR 1999

     We incurred a net loss from continuing operations of $49.9 million for 1999. This net loss included one-time, non-recurring and other charges of $71.4 million. The full-year effect of the net loss from discontinued operations was $14.7 million in 1999. We have experienced net losses in the first quarters of the past two years, primarily as a result of seasonal factors, and anticipate that we will have a net loss for the quarter ending March 31, 2000. We cannot assure you that our losses will not continue in the future.

OUR BUSINESS IS HIGHLY SEASONAL

     Our business is highly seasonal, particularly the leisure travel and consumer truck rental segments, and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the third quarter due to the overall increase in business and leisure travel during the peak summer travel months and the increase in moving activity during this period. The first quarter is generally weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. The third quarter accounted for 32.5% of total revenue and 69.9% of operating income for 1998 and 29.6% of total revenue and 83.0% of operating income for 1999. Any occurrence that disrupts travel patterns during the summer, or any adverse competitive conditions during this period, may materially adversely impact our annual operating performance.

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

OUR BUSINESS IS HIGHLY COMPETITIVE

     There is intense competition in the vehicle rental industry particularly with respect to price and service. We cannot assure you that we will be able to compete successfully with either existing or new competitors. In any geographic market, we may encounter competition from national, regional and local vehicle rental companies. Our main competitors in the car rental market are Alamo, Avis, Dollar, Enterprise, Hertz and National. In our Truck Rental business, we face competition primarily from Penske and U-Haul. Many of our competitors have larger rental volumes, greater financial resources and a more stable customer base than we have.

     In the past, we have had to lower our rental prices in response to industry-wide price cutting and have been unable to unilaterally raise our prices. Moreover, when the car rental industry has experienced vehicle oversupply competitive pressure has intensified.

WE MAY NOT SUCCESSFULLY INTEGRATE OUR OPERATIONS

     In 1999, we integrated the operations of our Premier Car Rental subsidiary with the BRACC car rental operations. We also devoted significant resources to the consolidation and integration of our Budget Truck Rental business with Ryder TRS and the vertical integration of our Truck Rental Group with our North American Vehicle Rental Operations; these efforts will continue in 2000. Completing the integration of these businesses and achieving the anticipated levels of cost savings involves a number of risks that could affect our operating results. Integrating these operations has required significant capital investments. We cannot assure you that we will be able to fully realize the benefits that we anticipated from the consolidation or our car and truck rental operations, which could have a significant negative effect on our financial condition and results of operations.

WE EXPERIENCED A SIGNIFICANT CHARGE FOR NON-RECURRING ITEMS

     In connection with certain restructuring and other initiatives, we announced that we would take non-recurring and other one-time charges of $105.4 million in the fourth quarter of 1999. We are continuing our examination of our systems and business processes and cannot assure you that we will not need to take additional restructuring, one-time charges and adjustments in the future. In addition, we cannot assure you that we will be able to realize the benefits that we anticipated from initiatives related to our business operations.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR CAR SALES EXIT STRATEGIES

     We plan to exit the car sales business by selling certain car sales locations and franchising additional locations. We cannot assure you that we will be able to successfully implement this exit strategy in a timely manner, which could have a significant negative effect on our financial conditions and results of operations.

WE MAY NOT SUCCESSFULLY DISPOSE OF OUR NON-CORE BUSINESSES

     We plan to sell our non-core assets, including VPSI and Cruise America, and assets associated with our car sales business. We cannot assure you that we will complete these divestitures in a timely manner or that we will realize the benefits that we anticipate from disposing of these non-core assets, which could have a negative effect on our financial conditions and results of operations.

OUR OBLIGATION TO DELIVER A MAKE-WHOLE PAYMENT MAY ADVERSELY AFFECT FUTURE PERFORMANCE

     In connection with the Ryder TRS acquisition, we made cash make-whole payments of $20.9 million in July 1999 and expect to pay up to $40.5 million or issue approximately 4,260,000 shares (or a combination of cash and shares) in 2000. In March 2000, we repurchased warrants to purchase shares of our common stock from the former Ryder TRS shareholders for an aggregate purchase price of $18.5 million in cash. These payments diverted cash from other business purposes, which may adversely impact our financial condition or results of operations in the future.

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

CHANGES IN MANUFACTURERS' REPURCHASE PROGRAMS MAY AFFECT OUR BUSINESS

     Our ability to resell our vehicles at a favorable price and fix our depreciation expense in advance is dependent upon the terms of manufacturers' repurchase programs. As of December 31, 1999, 68% of BRACC's car fleet was covered by these programs. Our ability to sell vehicles under manufacturers' repurchase programs limits the risk of decline in residual value at the time of disposition and enables us to fix a substantial portion of our depreciation expense in advance. Vehicle depreciation is the largest expense in our vehicle rental operations. In the past, automobile manufacturers have changed the terms of these programs by, among other things, reducing the number of vehicles that can be sold under their repurchase programs, reducing related incentives, increasing guaranteed depreciation and reducing the mileage allowed on program vehicles. We could be adversely affected if our vehicle suppliers make these or other adverse changes in their repurchase programs.

WE MAY BE ADVERSELY IMPACTED AS A RESULT OF LITIGATION WITH OUR FORMER GERMAN FRANCHISEE

     In October 1998, we discontinued providing services to our German franchisee (such as reservations and credit card processing services), after having previously terminated the related franchise agreements for alleged contract violations. This franchise termination is being contested by the franchisee in the German courts and a ruling is expected by the end of the second quarter of 2000. As a result of this development, we have experienced an adverse effect on our business in, and originating from, Germany, and this adverse effect may continue. We intend to replace the current franchisee with new franchisees and/or corporate-owned locations. However, there is no assurance that such replacement will be commercially successful.

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

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO ADDITIONAL RISKS

     We have committed significant resources in an effort to expand our international operations, particularly in Europe. A new rental counter system and back-office system was developed and was or will be implemented in each of our owned locations. Our international operations are subject to adverse developments in the foreign political and economic environment, varying governmental regulations, foreign currency fluctuations, potential difficulties in staffing and managing foreign operations and potential adverse tax consequences. We cannot assure you that these factors or an inability to achieve expected benefits from information systems and acquisitions will not have a significant effect on our financial condition or results of operations.

OUR RECENT INVESTMENTS AND COST-CUTTING INITIATIVES MAY NOT BE SUCCESSFUL

     During 1998 and 1999, we expended significant capital resources on several initiatives designed to increase our revenue and reduce our costs, and these initiatives will continue during 2000. We expect to realize certain cost savings and other operating efficiencies during 2000 as a result of these and other initiatives that will be implemented in 2000. Major areas in which we will seek to reduce our operating expenses include: (i) reductions in administrative, personnel and overhead expenses; (ii) improvements in operations and consolidations of our reservations centers; (iii) improvements in vehicle maintenance procedures; (iv) increased efficiencies in non-vehicle purchasing; and (v) reduction of vehicle carrying costs through changes in vehicle mix. Our ability to achieve the cost savings mentioned above is inherently uncertain. We may not be able to successfully implement these initiatives; cost increases in other areas may offset the effect of these measures; implementation of these measures may initially lead to additional costs; and events beyond our control may cause us to otherwise fail to succeed in our cost cutting plans. In addition, it is always possible that the implementation of our cost cutting initiatives could adversely affect our ability to generate revenue. We cannot assure you that we will be successful at growing our business or realizing the cost savings that these initiatives were intended to achieve.

OUR FOUNDERS HAVE SUBSTANTIAL STOCKHOLDER VOTING POWER

     A large portion of the voting power of our common stock is concentrated in the hands of three individuals, Sanford Miller, John P. Kennedy and Jeffrey D. Congdon. These individuals own all outstanding shares of Class B common stock. Each share of Class B common stock entitles its holders to ten votes per share, while our Class A common stock entitles holders to one vote per share. The Class B common stock beneficially owned by Messrs. Miller, Kennedy and Congdon, together with the Class A common stock owned by these individuals, represents approximately 42% of the combined voting power of both classes of common stock. As a result, these three individuals are able to exert substantial influence over the election of our Board of Directors along with other matters put to a stockholder vote. This increases the probability that members elected by them will continue to direct our business, policies, and management.

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

     We maintain a substantial amount of secured indebtedness to finance our fleet purchases. At December 31, 1999, we had $3.6 billion of total outstanding indebtedness, of which $3.2 billion was secured. We had $445 million of unsecured indebtedness at December 31, 1999, and stockholders' equity of $567.5 million at that date. Notwithstanding our capacity to incur additional secured and unsecured indebtedness, our substantial indebtedness could have negative consequences for our business, including the following: (a) limiting our ability to obtain additional financing in the future; (b) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service; (c) limiting our flexibility in reacting to changes in our industry and changes in market conditions; (d) increasing our vulnerability to a downturn in our business; and (e) increasing our interest expense due to increases in prevailing interest rates, because a substantial portion of our indebtedness bears interest at floating rates. We cannot assure you that we will be able to generate sufficient earnings or to borrow sufficient funds to cover our debt service obligations. If for any reason we are in default under the terms of our indebtedness, the holders of our indebtedness will be able to declare all this indebtedness immediately due and payable and terminate their commitments, if any, with respect to additional funding obligations. Such holders could also proceed against their collateral, which, in the case of the vehicle financing facilities, consists of substantially all our fleet vehicles.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

     Our earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 11.9% of our revenue is generated outside the U.S. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries where we do business would not be material. We do not typically hedge any foreign currency risk since the exposure is not significant.

INTEREST RATE RISK

     Our outstanding debt consists of vehicle debt, revolving credit facilities, convertible subordinated debt and other debt which subjects us to the risk of loss associated with movements in market interest rates.

     At December 31, 1999, we had fixed-rate debt totalling $2.8 billion or 76.2% of total outstanding debt. This debt is fixed-rate and, therefore, does not expose us to the risk of earnings loss due to changes in market interest rates.

     Our floating-rate debt was $866.7 million or 23.8% of total outstanding debt at December 31, 1999. A fluctuation of the interest rate by 100 basis points would change our interest expense by $8.7 million. For a discussion of the fair value of our indebtedness, see Note 16 to the Company's Consolidated Financial Statements.

RISK FROM CHANGES IN STOCK PRICES

     We are subject to stock price risk arising from make-whole provisions in connection with certain recent acquisitions. See Notes 3 and 20 to the Company's Consolidated Financial Statements.

     For a discussion of market risk involving our stock option plans, see Note 14 to the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Budget Group's Consolidated Financial Statements appear beginning at page F-1 in Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G, is included under the headings "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in the subsections entitled "Executive Severance Agreements," "Executive Compensation Summary Table," "Option Grants During 1999 and Year-End Option Values" and "Aggregate Option Exercises During 1999 and Year-End Option Values" appearing thereunder of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the heading "Security Ownership of Certain Beneficial Owners" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the subheading "Certain Relationships and Related Transactions" and under the heading "Executive Compensation" in the subsection entitled "Compensation Committee Interlocks and Insider Participation," of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

          1. Financial Statements

             Report of Independent Certified Public Accountants.

             Consolidated Balance Sheets at December 31, 1998 and 1999.

             Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 1999.

             Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1999.

             Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 1999.

             Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

             Not applicable.

          3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1    --   Plan and Agreement of Merger dated as of November 25, 1997 among Budget Group, Inc., Cruise America, Inc. and CA
               Acquisition Corporation (incorporated by reference to
               Exhibit 2.1 of Registration Statement on Form S-4, File No.
               333-42327, dated December 16, 1997, as amended by Amendment
               No. 1 to Form S-4 dated December 29, 1997).
   2.2    --   Agreement and Plan of Merger dated as of March 4, 1998 by
               and among Budget Group, Inc., BDG Corporation, Ryder TRS
               Inc., and certain other parties (incorporated herein by
               reference to Exhibit 2.1 to the Company's Form 8-K dated
               March 4, 1998).
   2.3    --   Amendment No. 1 to Agreement and Plan of Merger dated as of
               March 16, 1998 by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS, Inc., and certain other parties
               (incorporated herein by reference to Exhibit 2.2 to the
               Company's Form 8-K dated March 4, 1998).
   2.4    --   Common Stock Purchase Agreement, dated as of January 13,
               1997, between John J. Nevin and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   2.5    --   Budget Stock Purchase Agreement, dated as of January 13,
               1997, between Budget Rent-a-Car Corporation and Team Rental
               Group, Inc. (currently known as Budget Group, Inc.)
               (incorporated by reference to Exhibit 2.8 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   2.6    --   Amendment No. 2 to Agreement and Plan of Merger dated as of
               June 19, 1998, by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS, Inc., and certain other parties
               (incorporated by reference to Exhibit 2.3 to the Company's
               Current Report on Form 8-K filed on June 30, 1998).
   2.7    --   Form of Warrant issued to former Ryder TRS shareholders and optionholders (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on June 30,
               1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.8    --   Preferred Stock Purchase Agreement, dated as of January 13,
               1997, between Ford Motor Company and the Company
               (incorporated by reference to Exhibit 2.9 to the Company's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
   2.9    --   Preferred Stockholders Agreement between Ford Motor Company and the Company (incorporated by reference to Exhibit 2.10 to the Company's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
   3.1    --   Restated Certificate of Incorporation of the Registrant.
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-4 as filed with the
               Commission on May 11, 1999).
   3.2    --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration
               Statement on Form S-4 as filed with the Commission on May
               11, 1999).
   4.1    --   Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on
               Form S-1, File No. 333-34799, dated September 26, 1997).
   4.2    --   Base Indenture between Team Fleet Financing Corporation, as
               Issuer, Team Rental Group, Inc., as Servicer and Team
               Interestholder, and Bankers Trust Company, as Trustee,
               relating to Rental Car Asset Backed Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
   4.3    --   Supplemental Indenture relating to Rental Car Asset Backed
               Notes (incorporated by reference to Exhibit 4.2 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.4    --   Base Indenture among BRAC SOCAL Funding Corporation, as
               Issuer, BRAC-OPCO, Inc., as Servicer and Retained
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.5    --   Series 1995-1 Supplement to Base Indenture among BRAC SOCAL
               Funding Corporation, as Issuer, BRAC-OPCO, Inc., as Servicer
               and Retained Interestholder, and Bankers Trust Company, as
               Trustee (incorporated by reference to Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.6    --   Supplement No. 1 to Indenture, dated as of October 20, 1995, among BRAC SOCAL Funding Corporation, BRAC-OPCO, Inc., Team
               Rental of Southern California, Inc. and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.7 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.7    --   Registration Rights Agreement, dated as of August 25, 1994, among the Registrant, Brian Britton, Jeffrey Congdon,
               Richard Hinkle, John Kennedy, Sanford Miller and Richard
               Sapia (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.8    --   Indenture dated as of January 8, 1998 between the Company
               and the Chase Manhattan Bank, as Trustee (incorporated
               herein by reference from the Company's Registration
               Statement on Form S-3, File No. 333-41093, dated November
               26, 1997, as amended by Amendment No. 1 to Form S-3 dated
               January 7, 1998).
   4.9    --   First Amendment to Registration Rights Agreement, dated as of November 1, 1994, among the Registrant, Brian Britton,
               Jeffrey Congdon, Richard Hinkle, John Kennedy, Sanford
               Miller and Richard Sapia (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).
   4.10   --   Letter Agreement, dated as of November 1, 1994, between
               Andrew Klein and the Registrant acknowledging that Andrew
               Klein is a party to the Registration Rights Agreement, dated as of August 25, 1994, as amended (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.11   --   Registration Rights Agreement, dated as of October 20, 1995, between Team Rental Group, Inc. and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               4.12 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.12   --   Registration Rights Agreement, dated as of December 1, 1996, between Team Rental Group, Inc. and the holders of the
               Convertible Subordinated Notes (incorporated by reference to
               Exhibit 4.12 to the Registrant's Registration Statement on
               Form S-1, File No. 333-21691, dated February 12, 1997).
   4.13   --   Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer, Team
               Rental Group, Inc., as Servicer and Team Interestholder, and
               Bankers Trust Registrant, as Trustee (incorporated by
               reference to Exhibit 4.15 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   4.14   --   Series 1996-1 Supplement to the Amended and Restated Base
               Indenture dated as of December 1, 1996 among Team Fleet
               Financing Corporation, as Issuer, Team Rental Group, Inc.,
               as Servicer and Team Interestholder, and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.16 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
   4.15   --   Amended and Restated Master Motor Vehicle Lease Agreement
               dated as of December 1, 1996 among Team Fleet Financing
               Corporation, as Lessor, Team Rental Group, Inc., as
               Guarantor, and certain subsidiaries of Team Rental Group,
               Inc., as lessees (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
   4.16   --   Motor Vehicle Lease Agreement Series 1996-1 dated as of
               December 1, 1996 among Team Fleet Financing Corporation, as
               Lessor, Team Rental Group, Inc., as Guarantor, and certain subsidiaries of Team Rental Group, Inc., as lessees
               (incorporated by reference to Exhibit 4.18 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   4.17   --   Registration Rights Agreement, dated as of November 6, 1997, among the Registrant and the Stockholders of Budget
               Rent-a-Car of St. Louis, Inc. (incorporated by reference to
               Exhibit 4.7 of the Registrant's Registration Statement on
               Form S-3, File No. 333-41093, dated November 26, 1997).
   4.18   --   Registrant's Series A Preferred Stock Certificate of
               Designations (incorporated by reference to Exhibit 3.4 to
               the Registrant's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
   4.19   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
   4.20   --   Amendment No. 1 to 1994 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 28, 1996).
   4.21   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
   4.22   --   Budget Rent a Car Corporation SavingsPlus Plan, as Amended
               and Restated Effective January 1993 (incorporated by
               reference to Exhibit 4.2 to Registrant's Registration
               Statement on Form S-8, as filed with the Commission on July
               14, 1998).
   4.23   --   Amended and Restated Registration Rights Agreement, dated as of April 29, 1997, between the Company and the holders of
               the Convertible Subordinated Notes (incorporated by
               reference to Exhibit 4.6 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on July
               17, 1998).
   4.24   --   Certificate of Trust of Budget Group Capital Trust
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.25   --   Declaration of Trust of Budget Group Capital Trust dated as of June 4, 1998, between Budget Group, Inc., The Bank of New
               York and the Administrative Trustees named therein
               (incorporated by reference to Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.26   --   Amended and Restated Declaration of Trust dated as of June
               19, 1998, between Budget Group, Inc., The Bank of New York
               (Delaware), The Bank of New York and the Administrative
               Trustees named therein (incorporated by reference to Exhibit
               4.3 to the Registrant's Registration Statement on Form S-3,
               as filed with the Commission on August 13, 1998).
   4.27   --   Indenture for HIGH TIDES Debentures Due 2028 dated as of
               June 19, 1998 between Budget Group, Inc. and The Bank of New
               York (incorporated by reference to Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.28   --   Form of HIGH TIDES (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, as
               filed with the Commission on August 13, 1998).
   4.29   --   Form of HIGH TIDES Debentures Due 2028 (incorporated by
               reference to Exhibit 4.7 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
   4.30   --   Guarantee Agreement dated as of June 19, 1998 by Budget
               Group, Inc. as Guarantor (incorporated by reference to
               Exhibit 4.8 to the Registrant's Registration Statement on
               Form S-3, as filed with the Commission on August 13, 1998).
  *4.31   --   Series 2000-1 Supplement dated as of February 25, 2000 to
               the Amended and Restated Base Indenture dated as of December
               1, 1996 among Team Fleet Financing Corporation, as Issuer,
               Budget Group, Inc., as the Servicer and the Budget
               Interestholder, and Bankers Trust Company, as Trustee
  *4.32   --   Master Motor Vehicle Lease Agreement Group II dated as of
               February 25, 2000 by an among Team Fleet Financing
               Corporation, as Lessor; Budget Rent a Car Systems, Inc.; and
               those subsidiaries, affiliates and non-affiliates of Budget
               Group, Inc. named on Schedule 1 thereto, as Lessees
  10.1    --   Amended and Restated Sublicense Agreement, dated as of
               October 20, 1995, between Budget Rent-a-Car of Southern
               California and Team Rental of Southern California, Inc.,
               along with Corporate Guaranty of Team Rental Group, dated as of October 20, 1995 (incorporated by reference to Exhibit
               10.11 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.2    --   Lease Agreement dated September 1, 1993 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc., as amended by First Amendment dated as of
               July 1, 1994 (Henrico County, Virginia) (incorporated by
               reference to Exhibit 10.41 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-78274, dated August 12, 1994).
  10.3    --   Lease Agreement dated June 1, 1994 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc. (Chesterfield County, Virginia) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 13, 1996).
  10.4    --   Lease Agreement dated as of September 12, 1995 between MCK
               Real Estate Corporation, Team Car Sales of Richmond, Inc.
               and Team Rental Group, Inc. (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1995).
  10.5    --   Agreement of Lease dated as of August 31, 1995 between MCK
               Real Estate Corporation and Team Rental of Philadelphia,
               Inc. (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.6    --   Supply Agreement among Ford Motor Company, Team Rental
               Group, Inc. and Budget Rent-a-Car Corporation (incorporated by reference to Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
  10.7    --   Advertising Agreement between Ford Motor Company and Budget
               Rent-a-Car Corporation (incorporated by reference to Exhibit
               10.7 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
  10.8    --   Subordinated Notes Purchase Agreement, dated as of December
               1, 1996, by and between the Registrant and the investors
               listed therein (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
  10.9    --   Subordination Agreement, dated as of October 20, 1995, among
               Budget Rent-a-Car of Southern California, BRAC-OPCO, Inc.,
               Team Rental Group, Inc. and Team Rental of Southern
               California (incorporated by reference to Exhibit 10.49 to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1995).
  10.10   --   Shareholders' Agreement, dated as of October 20, 1995, by
               and among Team Rental Group, Inc., the holders of the
               Company's Class B Common Stock, and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               10.50 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.11   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
  10.12   --   Amendment No. 1 to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.54 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1,
               File No. 333-4507, dated June 28, 1996).
  10.13   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
  10.14   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Sanford Miller (incorporated by reference to
               Exhibit 10.29 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.15   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and John Kennedy (incorporated by reference to
               Exhibit 10.30 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.16   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Jeffrey Congdon (incorporated by reference to
               Exhibit 10.31 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.17   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Ronald Agronin (incorporated by reference to
               Exhibit 10.32 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.18   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Stephen Weber (incorporated by reference to
               Exhibit 10.33 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.19   --   Second Amendment to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.24 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679).
  10.20   --   1997 Amendment to 1994 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10.25 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679).
  10.21   --   Registration Rights Agreement dated as of June 19, 1998
               between Budget Group Capital Trust, Budget Group, Inc. and the several Purchasers named herein (incorporated by
               reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.22   --   Remarketing Agreement dated as of June 19, 1998 between
               Budget Group, Inc., Budget Group Capital Trust, The Bank of
               New York, the Administrative Trustees named therein and the
               Remarketing Agent named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement
               on Form S-3, as filed with the Commission on August 13,
               1998).
  10.23   --   Amended and Restated Credit Agreement dated as of June 19,
               1998 among Budget Group, Inc., as the Borrower, Certain
               Financial Institutions, as the Lenders, Credit Suisse First
               Boston, as a Co-Syndication Agent and the Documentation
               Agent (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.24   --   First Amendment to Amended and Restated Credit Agreement
               dated September 11, 1998 among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent (incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998).
  10.25   --   Limited Waiver No. 1 to Amended and Restated Credit
               Agreement dated as of December 31, 1998 among Budget Group,
               Inc., as Borrower, the Lenders and Credit Suisse First
               Boston (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.26   --   Assignment, Assumption and Amendment Agreement dated as of
               June 19, 1998 among Budget Group, Inc., as New Borrower,
               Budget Rent A Car Corporation, as Existing Borrower, the
               Lenders, Credit Suisse First Boston, as Co-Syndication
               Agent, Co-Arranger and Administrative Agent and Nationsbanc
               Montgomery Securities LLC, as Co-Syndication Agent,
               Co-Arranger and Documentation Agent (incorporated by
               reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
  10.27   --   Form of Executive Severance Agreement dated October 1, 1998 between the Registrant and each of Messrs. Miller, Congdon,
               Aprati and White (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
  10.28   --   Form of Executive Severance Agreement between the Registrant and Mr. Sotir (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1998).
  10.29   --   Transaction Guaranty dated December 15, 1998 by Budget
               Group, Inc. in favor of KeyBank National Association
               (incorporated by reference to Exhibit 10.29 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.30   --   Second Amendment to Amended and Restated Credit Agreement
               dated March 18, 1999 among Budget Group, Inc., as Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent (incorporated by reference to Exhibit
               10.30 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998).
 *10.31   --   Form of Executive Severance Agreement dated January 1, 2000 between the Registrant and each of Messrs. Siegel and Cohen
 *10.32   --   Employment Letter dated October 22, 1999 between the
               Registrant and David N. Siegel
 *10.33   --   Employment Letter dated December 3, 1999 between the
               Registrant and Neal S. Cohen
 *10.34   --   Third Amendment to Amended and Restated Credit Agreement
               dated December 22, 1999, among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent.
 *10.35   --   Bridge Loan Agreement dated February 25, 2000, among Credit
               Suisse First Boston, as Lender; Team Fleet Financing
               Corporation, as Borrower; and Budget Group, Inc., as
               Servicer.
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.
 *27.1    --   Financial Data Schedule -- December 31, 1999 (for SEC use
               only).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 *27.2    --   Restated Financial Data Schedule -- September 30, 1999 (for
               SEC use only)
 *27.3    --   Restated Financial Data Schedule -- June 30, 1999 (for SEC
               use only)
 *27.4    --   Restated Financial Data Schedule -- March 31, 1999 (for SEC
               use only)
 *27.5    --   Restated Financial Data Schedule -- December 31, 1998 (for
               SEC use only)
 *27.6    --   Restated Financial Data Schedule -- September 30, 1998 (for
               SEC use only)
 *27.7    --   Restated Financial Data Schedule -- June 30, 1998 (for SEC
               use only)
 *27.8    --   Restated Financial Data Schedule -- March 31, 1998 (for SEC
               use only)
 *27.9    --   Restated Financial Data Schedule -- December 31, 1997 (for
               SEC use only)

---------------

* Filed herewith.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.

     (c) Exhibits

          Exhibits are listed in Item 14(a).

     (d) Financial Statement Schedules

          Not applicable.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   F-2

Consolidated Balance Sheets at December 31, 1998 and 1999...   F-3

Consolidated Statements of Operations for each of the Three
  Years in the period ended
December 31, 1999...........................................   F-4

Consolidated Statements of Stockholders' Equity for each of
  the Three Years in the period ended
December 31, 1999...........................................   F-5

Consolidated Statements of Cash Flows for each of the Three
  Years in the period ended
December 31, 1999...........................................   F-6

Notes to Consolidated Financial Statements..................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Budget Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Budget Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Budget Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Orlando, Florida,
  February 28, 2000 (except with
  respect to the matter discussed
  in Note 20, as to which the date
  is March 19, 2000)

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                 1998         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and cash equivalents...................................  $  124,011   $   56,886
Restricted cash.............................................     421,467        1,074
Trade and vehicle receivables, net..........................     397,503      416,218
Revenue earning vehicles, net...............................   2,747,717    3,179,603
Property and equipment, net.................................     213,018      215,530
Prepaid expenses and other assets...........................     172,625      226,190
Intangibles, including goodwill, less accumulated
  amortization of $34,839 in 1998 and $59,542 in 1999.......     804,421      852,789
Net assets of discontinued operations.......................     102,500      134,228
                                                              ----------   ----------
                                                              $4,983,262   $5,082,518
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................  $3,513,084   $3,637,710
Accounts payable, accrued and other liabilities.............     490,647      585,068
Deferred income taxes.......................................      36,024          757
                                                              ----------   ----------
          Total liabilities.................................   4,039,755    4,223,535
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTES 12, 14 AND 15).........
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY..................................     291,160      291,460
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Class A common stock, $0.01 par value, one vote per share,
  70,000,000 shares authorized. Shares issued, 34,064,812 in
  1998 and 37,353,932 in 1999...............................         341          354
Class B common stock, $0.01 par value, 10 votes per share,
  2,500,000 shares authorized, 1,936,600 shares issued (in
  1998 and 1999)............................................          19           19
Additional paid-in capital..................................     670,089      646,641
Foreign currency translation adjustment.....................      (3,412)        (446)
Accumulated deficit.........................................     (12,677)     (77,217)
Treasury stock, at cost (176,867 in 1998 and 160,613 in 1999
  shares of Class A common stock)...........................      (2,013)      (1,828)
                                                              ----------   ----------
          Total stockholders' equity........................     652,347      567,523
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $4,983,262   $5,082,518
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 1997         1998         1999
                                                              ----------   ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT FOR PER
                                                                         SHARE AMOUNTS)
OPERATING REVENUE:
 Vehicle rental revenue.....................................  $  979,155   $1,834,805   $2,237,254
 Royalty fees and other.....................................      50,777       94,070      112,203
                                                              ----------   ----------   ----------
       Total operating revenue..............................   1,029,932    1,928,875    2,349,457
                                                              ----------   ----------   ----------
OPERATING EXPENSES:
 Direct vehicle and operating...............................     426,617      732,267      939,143
 Depreciation - vehicle.....................................     265,831      467,490      557,926
 Selling, general and administrative........................     150,361      455,694      629,052
 Amortization and non-vehicle depreciation..................      22,137       49,952       69,479
 Restructuring expenses.....................................          --       14,353           --
                                                              ----------   ----------   ----------
       Total operating expenses.............................     864,946    1,719,756    2,195,600
                                                              ----------   ----------   ----------
OPERATING INCOME............................................     164,986      209,119      153,857
                                                              ----------   ----------   ----------
OTHER (INCOME) EXPENSE:
 Vehicle interest expense...................................      88,698      174,794      189,539
 Non-vehicle interest expense...............................      22,668       16,521       26,679
 Interest income............................................      (5,744)     (11,348)      (7,397)
 Debt extinguishment costs..................................          --        9,454           --
                                                              ----------   ----------   ----------
       Total other expense, net.............................     105,622      189,421      208,821
                                                              ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES......................................................      59,364       19,698      (54,964)
 Provision (benefit) for income taxes.......................      27,256        5,241      (23,826)
 Distributions on trust preferred securities................          --        9,957       18,750
                                                              ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      32,108        4,500      (49,888)
DISCONTINUED OPERATIONS:
 LOSS FROM OPERATIONS OF BUSINESS SEGMENTS TO BE
 DISPOSED OF (Net of benefit for income taxes of $1,431 in
   1997, $4,984 in 1998 and $200 in 1999)...................      (2,334)      (8,131)        (327)
 ESTIMATED LOSS FROM DISPOSAL OF BUSINESS SEGMENTS,
   INCLUDING PROVISION FOR OPERATING LOSSES OF $12,160
   DURING PHASE OUT PERIOD (Net of benefit for income taxes
   of $8,780)...............................................          --           --      (14,325)
                                                              ----------   ----------   ----------
                                                                  (2,334)      (8,131)     (14,652)
                                                              ----------   ----------   ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................      29,774       (3,631)     (64,540)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Net of
 benefit for income taxes of $26,602).......................          --      (45,296)          --
                                                              ----------   ----------   ----------
NET INCOME (LOSS)...........................................  $   29,774   $  (48,927)  $  (64,540)
                                                              ==========   ==========   ==========
Basic earnings per share:
Weighted average number of shares outstanding...............  20,112,000   32,067,000   36,430,000
                                                              ==========   ==========   ==========
 Income (loss) from continuing operations...................  $     1.60   $     0.14   $    (1.37)
 Loss from operations of business segments to be disposed of
   (Net of income taxes)....................................       (0.12)       (0.26)       (0.01)
 Estimated loss from disposal of business segments,
   including provision for operating losses during phase out
   period (Net of income taxes).............................          --           --        (0.39)
                                                              ----------   ----------   ----------
 Net income (loss) before extraordinary item................        1.48        (0.12)       (1.77)
 Extraordinary item (Net of income taxes)...................        0.00        (1.41)        0.00
                                                              ----------   ----------   ----------
 Net income (loss)..........................................  $     1.48   $    (1.53)  $    (1.77)
                                                              ==========   ==========   ==========
Diluted earnings per share:
Weighted average number of shares outstanding...............  27,863,000   32,067,000   36,430,000
                                                              ==========   ==========   ==========
 Income (loss) from continuing operations...................  $     1.33   $     0.14   $    (1.37)
 Loss from operations of business segments to be disposed of
   (Net of income taxes)....................................       (0.08)       (0.26)       (0.01)
 Estimated loss from disposal of business segments,
   including provision for operating losses during phase out
   period (Net of income taxes).............................          --           --        (0.39)
                                                              ----------   ----------   ----------
 Net income (loss) before extraordinary item................        1.25        (0.12)       (1.77)
 Extraordinary item (Net of income taxes)...................        0.00        (1.41)        0.00
                                                              ----------   ----------   ----------
 Net income (loss)..........................................  $     1.25   $    (1.53)  $    (1.77)
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                       FOREIGN
                                 CONVERTIBLE            ADDITIONAL    CURRENCY     RETAINED                   TOTAL
                                  PREFERRED    COMMON    PAID-IN     TRANSLATION   EARNINGS    TREASURY   STOCKHOLDERS'
                                    STOCK      STOCK     CAPITAL     ADJUSTMENT    (DEFICIT)    STOCK        EQUITY
                                 -----------   ------   ----------   -----------   ---------   --------   -------------
                                                                     (IN THOUSANDS)
Balance, December 31, 1996.....   $      --     $128     $114,891      $     0     $  6,476    $  (330)     $121,165
Comprehensive income:
  Net income...................          --       --           --           --       29,774         --
  Foreign currency
    translation................          --       --           --       (2,477)          --         --
Total comprehensive income.....                                                                               27,297
  Shares issued in business
    combinations...............     105,750        2        8,521           --           --         --       114,273
  Net proceeds from stock
    offerings..................          --       91      188,406           --           --         --       188,497
  Proceeds from exercise of
    stock options..............          --        6        5,663           --           --         --         5,669
  Conversion of preferred
    stock......................    (105,750)      45      105,705           --           --         --            --
  Proceeds from exercise of
    warrants...................          --        2        2,036           --           --         --         2,038
                                  ---------     ----     --------      -------     --------    -------      --------
Balance, December 31, 1997.....          --      274      425,222       (2,477)      36,250       (330)      458,939
Comprehensive loss:
  Net loss.....................          --       --           --           --      (48,927)        --
  Foreign currency
    translation................          --       --           --         (935)          --         --
Total comprehensive loss.......                                                                              (49,862)
  Shares issued in business
    combinations...............          --       42      154,316           --           --         --       154,358
  Proceeds from exercise of
    stock options..............          --        1        1,740           --           --         --         1,741
  Conversion of debt...........          --       43       88,811           --           --         --        88,854
  Purchase of treasury stock...          --       --           --           --           --     (1,683)       (1,683)
                                  ---------     ----     --------      -------     --------    -------      --------
Balance, December 31, 1998.....          --      360      670,089       (3,412)     (12,677)    (2,013)      652,347
Comprehensive loss:
  Net loss.....................          --       --           --           --      (64,540)        --
  Foreign currency
    translation................          --       --           --        2,966           --         --
Total comprehensive loss.......                   --           --           --           --         --       (61,574)
  Shares issued in business
    combinations...............          --       --        1,017           --           --         --         1,017
  Proceeds from exercise of
    stock options..............          --       --            7           --           --         --             7
  Make-whole payments..........          --       13      (24,691)          --           --        185       (24,493)
  Stock compensation expense...          --       --          219           --           --         --           219
                                  ---------     ----     --------      -------     --------    -------      --------
Balance December 31, 1999......   $      --     $373     $646,641      $  (446)    $(77,217)   $(1,828)     $567,523
                                  =========     ====     ========      =======     ========    =======      ========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             1997          1998          1999
                                                          -----------   -----------   -----------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net income (loss).....................................  $    29,774   $   (48,927)  $   (64,540)
  Loss from discontinued operations.....................        2,334         8,131        14,652
  Extraordinary item (net)..............................           --        45,296            --
                                                          -----------   -----------   -----------
  Income (loss) from continuing operations..............       32,108         4,500       (49,888)
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating
     activities:
  Depreciation and amortization.........................      287,968       517,442       627,405
  Deferred income tax provision (benefit)...............       25,057        (6,518)      (35,267)
  Stock compensation expense............................           --            --           219
  Debt extinguishment costs.............................           --         9,454            --
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade and vehicle receivables, net.................      (85,105)      (55,401)      (18,715)
     Prepaid expenses and other assets..................       (5,897)      (79,614)      (19,531)
     Accounts payable, accrued and other liabilities....      (42,262)      (21,409)       94,421
                                                          -----------   -----------   -----------
          Net cash provided by continuing operating
            activities..................................      211,869       368,454       598,644
                                                          -----------   -----------   -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Change in restricted cash.............................     (213,715)     (130,086)      420,393
  Proceeds from sale of revenue earning vehicles........    1,671,299     2,404,598     2,670,140
  Proceeds from sale of property and equipment..........       10,958         7,725         8,754
  Purchases of revenue earning vehicles.................   (1,974,960)   (3,087,220)   (3,713,528)
  Purchases of property and equipment...................       (4,799)      (78,467)     (104,430)
  Payments for acquisitions, net of cash acquired.......     (141,752)     (166,660)       (1,018)
                                                          -----------   -----------   -----------
          Net cash used in continuing investing
            activities..................................     (652,969)   (1,050,110)     (719,689)
                                                          -----------   -----------   -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Net increase (decrease) in commercial paper...........      348,850       (30,955)     (566,681)
  Proceeds from medium term notes.......................      500,000     1,100,000       950,000
  Principal payments on medium term notes...............       (9,624)      (30,376)     (605,682)
  Net increase (decrease) in other vehicle
     obligations........................................     (665,865)     (267,636)        9,720
  Net increase (decrease) in working capital
     facilities.........................................           --        50,000       (50,000)
  Proceeds from other notes payable.....................      205,464        21,945       411,902
  Principal payments on other notes payable.............      (18,102)      (27,359)      (24,632)
  Proceeds from trust preferred securities..............           --       291,000            --
  Proceeds from equity transactions, net................      196,204         1,741             7
  Purchase of treasury stock............................           --        (1,683)           --
  Early redemption of notes payable.....................           --      (394,234)           --
  Make-whole payments...................................           --            --       (23,932)
                                                          -----------   -----------   -----------
          Net cash provided by continuing financing
            activities..................................      556,927       712,443       100,702
                                                          -----------   -----------   -----------
Net cash used by discontinued operations................      (44,348)      (23,928)      (46,380)
                                                          -----------   -----------   -----------
Effect of exchange rate on cash.........................           --             6          (402)
                                                          -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents....       71,479         6,865       (67,125)
Cash and cash equivalents, beginning of year............       45,667       117,146       124,011
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of year..................  $   117,146   $   124,011   $    56,886
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Budget Group, Inc. and subsidiaries (the "Company") are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations). On April 29, 1997, pursuant to stock purchase agreements entered into on January 13, 1997, the Company completed its acquisition of Budget Rent a Car Corporation ("BRACC") in a purchase transaction and changed its name (formerly Team Rental Group, Inc.) to Budget Group, Inc. Prior to the acquisition (the "BRACC Acquisition"), the Company was the largest United States franchisee of BRACC. On June 19, 1998, pursuant to an agreement and plan of merger, as amended, entered into March 4, 1998, the Company completed its acquisition of Ryder TRS, Inc. ("Ryder TRS").

     In December 1999, the Company implemented formal plans to dispose of its retail car sales segment and VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise"), respectively. The Company has provided for losses during the phase out period and on the disposal of the operations and has segregated net assets from these operations in the accompanying consolidated financial statements. Prior period statements have been restated to conform with the current year presentation (see Note 5).

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

  Changes in Accounting Estimates

     During 1998, the Company recorded adjustments related to actuarial estimates of its self-insurance liability. The effect of these adjustments on income from continuing operations and net income was an increase of $14,200 ($0.44 per diluted share).

  Cash and Cash Equivalents

     The Company considers all highly liquid investments including money market funds, commercial paper and time deposits purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Restricted cash consists of funds borrowed under medium term notes and commercial paper programs not invested in revenue earning vehicles. Under the terms of these agreements, any unused funds are required to be maintained in restricted accounts and are invested in qualified short-term instruments.

  Trade and Vehicle Receivables, Net

     Trade and vehicle receivables are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31,

                                                               1997      1998      1999
                                                              -------   -------   -------
Balance at beginning of year................................  $ 3,151   $48,198   $69,040
Provision...................................................    8,189    25,463    32,547
Write-offs..................................................   (8,771)   (8,358)   (2,550)
Increase due to acquisitions................................   45,629     3,737       451
                                                              -------   -------   -------
Balance at end of year......................................  $48,198   $69,040   $99,488
                                                              =======   =======   =======

  Revenue Earning Vehicles, Net

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

  Property and Equipment, Net

     Property and equipment is recorded at cost or fair market value at the date of acquisition, as appropriate. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements........................  10-25 years
Furniture, fixtures and office equipment....................   3-10 years

     The carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. In the fourth quarter of 1998, assets of approximately $600 were written off by a charge to direct vehicle and operating expenses. Although no additional impairment is indicated at December 31, 1999, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

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

  Intangibles, Including Goodwill

     Intangible assets, including goodwill consist of the following at December 31:

                                                                1998       1999
                                                              --------   --------
Franchise agreements........................................  $126,922   $122,391
Trade names.................................................   214,936    207,668
Goodwill....................................................   462,563    522,730
                                                              --------   --------
                                                              $804,421   $852,789
                                                              ========   ========

     Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired. Franchise agreements and trade names relate to the BRACC and Ryder TRS Acquisitions. Goodwill represents the excess of the purchase price over the estimated fair value of all identifiable assets acquired. The intangible assets are amortized over the related estimated useful lives, which range from 8 to 40 years, using the straight-line method. The carrying value of intangibles is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. In the fourth quarter of 1998, intangible assets of approximately $3,170 were written off by a charge to amortization and non-vehicle depreciation expense. Although no additional impairment is indicated at December 31, 1999, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

  Net Assets of Discontinued Operations

     Net assets of discontinued operations to be disposed of, are separately classified on the accompanying consolidated balance sheets at December 31, 1998 and 1999, at their estimated net realizable values. Prior year statements have been restated to conform with the 1999 presentation. Included in this classification is a 50% investment in a joint venture formed to facilitate the disposal of used car sales locations.

  Environmental Costs

     Environmental remediation costs are recorded in accounts payable, accrued and other liabilities and in direct vehicle and operating expense in the accompanying consolidated financial statements based on estimates of known environmental remediation exposures when it becomes probable that a liability has been incurred. Environmental exposures are largely related to underground storage tanks. Expenditures are expected to be made over the next three years. A receivable is recorded for amounts recoverable from third parties when collection becomes probable.

  Self Insurance Liability

     The Company is largely self insured with respect to personal and property liability claims up to specified limits. Third-party insurance is maintained in limited areas and for claims in excess of those specified limits. A liability in the amount of $121,680 and $100,149 at December 31, 1998 and 1999, respectively, which is included in accounts payable, accrued and other liabilities, is recorded for known claims and for incurred but not reported incidents based on actuarially computed estimates of expected loss. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

     The Company maintained letters of credit totaling $69,549 at December 31, 1999, largely in support of its insurance liability in certain states and supporting the reimbursement of claims paid by third-party claims administrators.

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates currently in effect. Deferred tax expense is the result of changes in the net deferred tax assets and liabilities. The effect of a change in tax rates is recognized in the period that includes the enactment date. Deferred taxes are recognized to the extent they are expected to be payable upon distribution of earnings of foreign and unconsolidated subsidiaries.

  Translation of Foreign Financial Statements

     The financial statements of the Company's foreign affiliates have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity and included in comprehensive net income (loss). Statement of operations accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net income (loss).

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

  Advertising, Promotion and Selling

     Advertising, promotion and selling expense, other than direct response advertising, are charged to expense as incurred. The Company incurred advertising expense of $26,241, $48,731 and $43,443 in 1997, 1998 and 1999,
respectively.

  Derivatives

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards Board ("FASB") Statement No. 133 -- an Amendment of FASB Statement No. 133" defers the effective date of SFAS No. 133 until January 2001 for the Company. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based on its current limited use of derivatives, the Company expects no material impact on its financial condition or results of operations upon adoption of SFAS No. 133.

  Stock Options

     On April 25, 1994, the Company adopted the 1994 Incentive Stock Option Plan and the 1994 Directors Stock Options Plan. The Company records compensation expense for stock options under these plans in accordance with Accounting Principles Board ("APB") Opinion 25. The Company has adopted the pro forma disclosure requirement provisions of SFAS No. 123.

  Earnings Per Share

     Basic earnings per share was calculated by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the income (loss) and number of shares utilized in the earnings per share ("EPS") calculations for each of the three years in the period ended December 31, 1999.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1998      1999
                                                              -------   ------   --------
Income (loss) from continuing operations....................  $32,108   $4,500   $(49,888)
Effect of interest, distributions, and loan fee amortization
  on convertible securities -- net of income taxes..........    4,983       --         --
                                                              -------   ------   --------
Net income (loss) from continuing operations available to
  common stockholders after assumed conversion of dilutive
  securities................................................  $37,091   $4,500   $(49,888)
                                                              =======   ======   ========
                                                               (000's)  (000's)    (000's)
Weighted average number of common shares used in basic
  EPS.......................................................   20,112   32,067     36,430
Effect of dilutive securities:
  Stock options.............................................      704       --         --
  Convertible debt..........................................    7,047       --         --
                                                              -------   ------   --------
Weighted average number of common shares and dilutive
  securities used in diluted EPS............................   27,863   32,067     36,430
                                                              =======   ======   ========

     Options to purchase 3,637,317 and 4,043,371 shares of Class A common stock were outstanding at December 31, 1998 and 1999, respectively, but were not included in the computation of diluted EPS as any options included in the calculation would be antidilutive due to the net income (loss) from continuing operations.

  Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new standards for reporting and presenting comprehensive income and its components in a full set of general purpose financial statements. The Company's only adjustment to arrive at comprehensive income (loss) is the foreign currency translation adjustment and is presented in the accompanying consolidated statements of stockholders' equity.

  Reclassifications

     Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the current year presentation.

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

3. ACQUISITIONS

     During 1997, 1998 and 1999, the Company acquired certain Budget franchise operations, retail vehicle sales operations, BRACC, Ryder TRS, Cruise (a recreational vehicle rental and sales company), and an insurance replacement car rental company. The acquisitions have been accounted for under the purchase method of accounting, except for Cruise which is accounted for as a pooling of interests, and, accordingly, the Company has allocated the cost of the acquisitions on the basis of the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The accompanying consolidated statements of operations and cash flows reflect the operations of the acquired companies accounted for as purchases from their respective acquisition dates.

  1997 Acquisitions

     BRACC Acquisition -- On January 13, 1997, the Company entered into an agreement to purchase all of the outstanding shares of BRACC in a purchase transaction. The cash portion of the purchase price (approximately $275,000) was partially funded through a stock offering. The Company also issued to Ford Motor Company ("Ford"), 4,500 shares of Series A convertible, non-voting preferred stock, each share of which was converted into 1,000 shares of Class A common stock in a public offering in October 1997. The common shares underlying the preferred stock had a value of approximately $105,800 for purposes of determining the purchase price (based on the three-day period beginning January 12, 1997) and $95,200 at the time of issuance. The Company also entered into the following debt financing transactions concurrently with the BRACC Acquisition:
(i) $165,000 of guaranteed senior notes at a rate of 9.57% maturing in 2007;
(ii) $45,000 of convertible subordinated notes at a rate of 6.85% maturing in 2007; (iii) a variable-rate commercial paper vehicle financing facility in the amount of $900,000; (iv) a $500,000 asset-backed note vehicle financing facility maturing in 2001 and 2002, composed of a senior note in the amount of $472,500 bearing interest at a rate of 7.35% and a subordinated note in the amount of $27,500 bearing interest at a rate of 7.80%; and (v) a $300,000 five-year secured working capital facility bearing interest at an initial rate of 1.75% over LIBOR and secured primarily by accounts receivable, cash and unencumbered vehicles.

     Acquisition of Premier Car Rental -- On July 31, 1997, the Company acquired, through its wholly owned subsidiary, Premier Car Rental LLC ("Premier"), the fleet and certain other assets and assumed certain liabilities of Premier Car Rental, Inc. for approximately $87,200 consisting of $2,000 in cash and the refinancing of approximately $85,200 of outstanding indebtedness. Premier operates as its own brand and serves the insurance replacement market. During the fourth quarter of 1999, the majority of Premier locations were converted into Budget Rent a Car locations.

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

  Acquisitions

     Acquisition of Cruise -- On January 28, 1998, the Company completed its acquisition of Cruise in a stock-for-stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 1,623,478 shares of Class A common stock in exchange for all the outstanding common stock of Cruise. In addition, the Company issued 111,478 options to purchase Class A common stock in exchange for all of the outstanding options to purchase stock of Cruise.

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

     The Company recorded additional adjustments in connection with the finalization of the purchase price allocation for the acquisition of Ryder TRS in the first and second quarters of 1999, the most significant of which was related to the fair market value of revenue earning vehicles of $34,900.

     If the acquisition had occurred at the beginning of the periods presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1997           1998
                                                              ----------     ----------
                                                                     (UNAUDITED)
Operating revenue...........................................  $1,936,319     $2,125,637
Net loss from continuing operations.........................        (294)        (8,376)
EPS -- basic................................................       (0.01)         (0.25)
EPS -- diluted..............................................       (0.01)         (0.25)

     In connection with the Ryder TRS acquisition, the Company made a cash make-whole payment of approximately $20,900 in July 1999 and expects to pay up to $40,500 in 2000.

  Other 1998 Acquisitions

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

  1999 Acquisitions

     The Company completed several small acquisitions of Budget franchises and other related businesses through December 31, 1999. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The acquisitions were primarily located in Florida, Virginia, Ohio, England and France.

4. RESTRUCTURING

     The accompanying consolidated financial statements for 1998 include charges and accruals of approximately $12,800 ($6,700 in personnel expense and $6,100 in general and administrative expense) related to closings of vehicle rental locations and the centralization of certain finance and administrative functions of the Company (the "Restructuring"). In conjunction with the Restructuring, approximately 375 employees were identified for termination, primarily in operations, sales, and finance. As of December 31, 1999, all of the affected employees have been terminated.

     At December 31, 1999, the remaining accruals relating to the Restructuring totaled approximately $5,200. During 1998 and 1999, amounts paid or utilized totaled approximately $1,900 and $5,100 respectively and the Company recorded reductions in the accruals of approximately $800 in 1999.

5. DISCONTINUED OPERATIONS

     In December, 1999, the Company adopted plans to sell or dispose of its car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise and VPSI. The 30 car sales locations are expected to be disposed of by September 2000 and Cruise and VPSI ("Non-core Subsidiaries") have estimated disposal dates of mid-year 2000. The assets of the operations to be sold consist primarily of vehicles, accounts receivable and property and equipment. The consolidated statements for the periods ended December 31, 1997 and 1998 have been restated to conform with the current year presentation.

  Car Sales Segment

     Net losses for the Car Sales segment of $10,066 (net of income tax benefits of $6,169) for the 11 months ended November 30, 1999, are included in the accompanying consolidated statements of operations under the heading "Discontinued Operations".

     The anticipated loss on the disposal of the car sales segment of $10,569 (net of income tax benefits of $6,478) represents the estimated operating losses during the phase out period (beginning December 1999) of $5,522 (net of income tax benefits) and loss on sale of discontinued operations of $5,047 (net of income tax benefits). Approximately 61% of the operating loss was realized in 1999.

     The car sales segment had retail vehicle sales revenue of $218,270, $512,545 and $574,989 for the years 1997, 1998 and 1999, respectively. Operating loss was $2,403, $23,376 and $9,756, respectively for the years 1997, 1998 and 1999. These amounts are not included in the revenue or operating income of the accompanying consolidated statements of operations.

     Assets and liabilities of the Car Sales segment to be disposed of, at net realizable value, consist of the following at December 31:

                                                                1998       1999
                                                              --------   --------
Cash........................................................  $  5,504   $  9,040
Trade and vehicle receivables, net..........................    19,601     15,725
Vehicle inventory...........................................    69,202     60,285
Property and equipment, net.................................     8,630     12,699
Prepaid expenses and other assets...........................     2,787      3,256
Intangibles including goodwill..............................    17,438     17,128
                                                              --------   --------
          Total assets......................................   123,162    118,133
Notes payable and accounts payable, accrued and other
  liabilities...............................................    72,426     82,598
                                                              --------   --------
  Net assets of discontinued operations.....................  $ 50,736   $ 35,535
                                                              ========   ========

  Cruise and VPSI

     Net income for the Non-core Subsidiaries of $9,739 for the 11 months ended November 30, 1999, are included in the accompanying consolidated statements of operations under the heading "Discontinued Operations."

     The anticipated loss on the disposal of the Non-core Subsidiaries of $3,756 (net of income tax benefits of $2,302) represents the estimated operating losses during the phase out period of $2,018 (net of income tax benefits of $1,237) and loss on sale of discontinued operations of $1,738 (net of income tax benefits of $1,066). Approximately 63% of the estimated operating loss was realized in 1999.

     The Non-core Subsidiaries had revenue of $142,624, $139,634 and $148,781 and operating income of $8,409, $20,533, and $27,605 for the years 1997, 1998 and 1999, respectively. These amounts are not included in the revenue or operating income of the accompanying consolidated statements of operations.

     Assets and liabilities of the Non-core Subsidiaries to be disposed of, at net realizable value consist of the following at December 31:

                                                                1998       1999
                                                              --------   --------
Cash........................................................  $  6,669   $  7,327
Trade and vehicle receivables, net..........................     8,078      6,858
Vehicles held for sale......................................     8,479      3,557
Revenue earning vehicles, net...............................    94,814    128,137
Property and equipment, net.................................     7,671      7,171
Prepaid expenses and other assets...........................     4,436      8,290
                                                              --------   --------
          Total assets......................................   130,147    161,340
Notes payable and accounts payable, accrued and other
  liabilities...............................................    78,383     62,647
                                                              --------   --------
          Net assets of discontinued operations.............  $ 51,764   $ 98,693
                                                              ========   ========

6. REVENUE EARNING VEHICLES, NET

     Revenue earning vehicles consist of the following at December 31:

                                                                 1998         1999
                                                              ----------   ----------
Revenue earning vehicles....................................  $3,071,523   $3,636,387
Less--accumulated depreciation..............................    (323,806)    (456,784)
                                                              ----------   ----------
                                                              $2,747,717   $3,179,603
                                                              ==========   ==========

7. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following at December 31:

                                                                1998       1999
                                                              --------   --------
Land........................................................  $ 47,794   $ 43,677
Buildings and leasehold improvements........................   126,891    134,613
Furniture, fixtures and office equipment....................    90,884    117,826
                                                              --------   --------
                                                               265,569    296,116
Less -- accumulated depreciation and amortization...........   (52,551)   (80,586)
                                                              --------   --------
                                                              $213,018   $215,530
                                                              ========   ========

8. PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets include purchased software and capitalized software systems development costs, net of accumulated amortization, which amounts to approximately $68,920 and $102,819 at December 31, 1998 and 1999, respectively. In addition, prepaid expenses and other assets include the Company's 20% investment in a foreign rental operation, and a 50% investment in a truck rental joint venture operating out of Budget Storage USA locations.

     The revenue of the Company's investees amounts to less than 10% of consolidated revenues and the amount of undistributed earnings included in consolidated retained earnings is not significant.

     Due to changes in operating strategy, several computer software projects with costs of approximately $19,743 were determined not to provide future benefits and were consequently written off by the Company in 1999 and are included in selling, general and administrative in the consolidated statements of operations.

9. NOTES PAYABLE

     Notes payable consist of the following at December 31:

                                                                 1998         1999
                                                              ----------   ----------
Commercial paper............................................  $  840,493   $  273,812
Medium term notes:
  Senior....................................................   2,338,500    2,688,500
  Subordinated..............................................      43,182       37,500
Convertible subordinated notes..............................      45,000       45,000
Vehicle obligations.........................................      65,844        8,574
Senior notes................................................          --      400,000
Foreign notes...............................................     102,759      177,833
Working capital note........................................      50,000           --
Other.......................................................      27,306        6,491
                                                              ----------   ----------
                                                              $3,513,084   $3,637,710
                                                              ==========   ==========

  Debt Covenants

     Many of the Company's debt obligations contain restrictive covenants, the most restrictive of which are contained in the working capital facility. The Company was in compliance with all covenants as of December 31, 1999.

  Recent Debt and Security Placements and Retirements

     In April 1999, the Company issued unsecured senior notes with an aggregate principal amount of $400,000 bearing interest at 9.125% due in 2006 (the "Senior Notes"). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict the Company from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing its capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, the Company exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms.

     In June 1999, the Company issued medium term notes with a principal amount of $950,000 bearing interest at rates ranging from 6.70% to 7.85% at December 31, 1999 ("TFFC-99 notes"). These notes have maturity dates from 2001 to 2004.

     Both the notes issued in August 1994 ("TFFC-94 notes") and the notes assumed in the BRACC acquisition ("BFFC-94A notes") were repaid in full in 1999. These maturities were funded from the Senior Notes and the TFFC-99 notes.

  Commercial Paper

     The $900,000 commercial paper facility (the "CP") that was established in April 1997, was renewed in April 1999 for $750,000, had an outstanding principal balance of $840,493 and $273,812 at December 31, 1998 and 1999, respectively, bears interest at rates ranging from 6.25% to 7.05% at December 31, 1999, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances, the CP may be repaid by draws under a related, bank provided liquidity facility ($651,000) or a related letter of credit ($40,000). The CP is issued periodically with maturities of up to 58 days. It is the Company's intention and ability to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires in October 2002. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 1999.

  Medium Term Notes

     Medium term notes are comprised of TFFC-94 notes, the notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in June 1998 ("TFFC-98 notes"), notes issued in June 1999 ("TFFC-99 notes") and the BFFC-94A notes (collectively "MTN notes"). MTN notes are secured by the underlying vehicles, manufacturer receivables and restricted cash of $421,467 and $1,074 at December 31, 1998 and 1999, respectively. Under limited circumstances the MTN notes may be repaid by draws under related letters of credit amounting to $340,000 at December 31, 1999. No amounts were drawn under the related letter of credit at December 31, 1999.

     The TFFC-94 notes were paid in full in 1999. These notes consisted of senior notes and subordinated notes with an aggregate principal of $105,682 at December 31, 1998.

     The BFFC-94A notes were repaid in full in 1999. These notes consisted of an aggregate principal balance of $500,000 at December 31, 1998.

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166,000 at December 31, 1998 and 1999, bear interest at 6.65% per annum. Monthly principal payments of $13,833 commence in May 2001 with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10,000 at December 31, 1998 and 1999, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472,500 at December 31, 1998 and 1999, bear interest at 7.35% per annum. Monthly principal payments of $39,375 commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27,500 at December 31, 1998 and 1999, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100,000 at December 31, 1998 and 1999, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% and 6.84% and have maturity dates from 2001 to 2005. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes consist of an aggregate principal balance of $950,000 and bear interest at rates ranging from 6.70% to 7.85% at December 31, 1999. The proceeds were primarily used to repay the outstanding indebtedness under maturing medium term notes. These notes have maturity dates from 2001 to 2004. Interest on the TFFC-99 notes is payable monthly.

  Convertible Subordinated Notes

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45,000 bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

     Concurrent with the closing of the Ryder TRS acquisition in June 1998, $80,000 of 7.00% convertible subordinated notes was exchanged for 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of interest payments which the holders of the convertible subordinated notes forfeited as a result of the early conversion.

  Vehicle Obligations

     Vehicle obligations consist of outstanding lines of credit to purchase rental vehicles. Collateralized lines of credit consist of $65,844 and $8,574 at December 31, 1998 and 1999, respectively, for rental vehicles and have maturity dates through 2003. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of these vehicles.

     Vehicle obligations relating to the rental fleet are generally amortized over 5 to 36 months with monthly principal payments ranging from 2.0% to 2.5% of the capitalized vehicle cost. When rental vehicles are sold, the related unpaid obligation is due. Interest payments for rental fleet facilities are due monthly at an annual interest rate of 7.25% at December 31, 1999. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.

  Foreign Notes

     The foreign notes primarily provide financing for vehicle purchases and the funding of working capital. At December 31, 1998 and 1999, approximately $101,471 and $168,460 respectively, relates to vehicle debt, while $1,288 and $9,373 respectively, relates to the funding of working capital and various other debt. The foreign notes are largely secured by vehicles, bear interest at rates ranging from 3.55% to 11.20% per annum and mature from 2000 through 2011.

 Working Capital Facility

     The Company maintains a $550,000 secured credit facility. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 2.50% or prime plus 0.75% (8.32% at December 31, 1999) and expires in 2003. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At December 31, 1999, the Company had $449,549 in letters of credit and $0 in working capital borrowings outstanding under this facility.

  Other Notes

     The Senior Notes consist of an aggregate principal amount of $400,000 at December 31, 1999. The Senior Notes bear interest at 9.125% and mature in 2006.

     The Company and its subsidiaries had $27,306 and $6,491 of debt outstanding at December 31, 1998 and 1999, respectively under various other credit facilities which are used primarily to provide working capital and finance operating activities.

     Schedule of aggregate maturities of notes payable at December 31, are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------                                      ----------
2000........................................................  $  457,782
2001........................................................   1,082,422
2002........................................................     904,148
2003........................................................     394,175
2004........................................................     231,882
Thereafter..................................................     567,301
                                                              ----------
                                                              $3,637,710
                                                              ==========

10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

     Proceeds from the Company obligated mandatorily redeemable preferred securities ("trust preferred securities"), which are convertible preferred stock, were used by the Company's subsidiary to invest in subordinated debentures of the Company, which represents substantially all of the subsidiary's assets. The Company ultimately used the proceeds to fund the redemption of certain of the Company's outstanding indebtedness. The Company has issued a subordinated guarantee of the subsidiary's obligations under the trust preferred securities. The 6,000,000 shares of trust preferred securities issued and outstanding are reflected in the balance sheet as "Company Obligated Mandatorily Redeemable Securities of Subsidiary", while dividends are reflected in the consolidated statements of operations as a minority interest captioned as "Distributions on trust preferred securities".

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

11. RELATED PARTY TRANSACTIONS

     The Company leases facilities from an entity owned by certain stockholders. Operating lease payments for the years ended December 31, 1997, 1998, and 1999, were $1,414, $1,766 and $2,044, respectively. The entity assigned lease payments from the Company to a bank.

     Approximately $19,811, $554 and $4,736 cash and cash equivalents are on deposit with or being held as agent for the Company by a bank at December 31, 1997, 1998 and 1999, respectively. A stockholder and director of the Company served on the bank's board of directors.

     A director of the Company is a managing director of Credit Suisse First Boston Corporation ("CSFBC"), an investment banking firm which periodically performs services for the Company for which it receives compensation. CSFBC and its affiliates have provided extensive services to the Company in connection with certain of the Company's debt facilities, acquisitions and public offerings of securities. Most recently, during 1998 CSFBC acted as lead underwriter in connection with the offering of 6.25% trust preferred securities of Budget Group Capital Trust in June 1998 and served as the Company's financial advisor in connection with the Company's acquisition of Ryder TRS in June 1998, as well as underwriters of both the Senior Notes in April 1999 and the TFFC-99 notes issued in June 1999. Fees paid to CSFBC were approximately $25,000 and $20,000 in 1998 and 1999, respectively.

     In December 1998, the Company's executive officers participated in the Company's Executive Share Purchase Program ("the Program"). Under the Program, executive officers purchased Class A common stock with funds provided by Key Bank N.A. ("Key Bank"). The Company purchased the Class A common stock on behalf of the officers in December 1998, prior to the finalization of the loans and was repaid with the funding of the Key Bank loans in January 1999. Interest on the loans is due quarterly and paid by the Company to Key Bank and is to be reimbursed by the officer to the Company from the officer's annual incentive award. Reimbursement of interest by the officer to the Company will be forgiven if the price of the Class A common stock or financial results reach certain performance targets or under other specified circumstances. The Company has guaranteed the repayment of the officer's principal ($3,275 at December 31, 1999) and interest on the loans.

12. LEASES

     The Company leases certain revenue earning vehicles and facilities under operating leases that expire at various dates. Generally, the facility leases are subject to payment increases based on cost of living indices and require the Company to pay taxes, maintenance, insurance and certain other operating expenses. Certain facility leases require the Company to pay fixed amounts plus contingent rentals based on gross rental revenues, as defined, and gasoline sales. In addition, the Company guarantees airport concession fees on behalf of certain licensees.

     Expense for operating leases and airport concession fees consist of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1997       1998       1999
                                                          -------   --------   --------
Revenue earning vehicles................................  $15,914   $ 30,473   $ 56,461
Facilities:
  Minimum rentals.......................................   62,645     72,899     77,463
  Contingent rentals....................................   17,615     38,143     43,194
                                                          -------   --------   --------
          Total.........................................  $96,174   $141,515   $177,118
                                                          =======   ========   ========

     Future minimum payments under noncancellable leases and concession agreements at December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $ 63,354
2001........................................................    46,481
2002........................................................    41,050
2003........................................................    42,724
2004........................................................    37,391
Thereafter..................................................    88,697
                                                              --------
                                                              $319,697
                                                              ========

13. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1997      1998       1999
                                                           -------   -------   --------
Continuing operations
  Current:
     Federal.............................................  $   (11)       --   $    193
     State...............................................      502     3,135      2,773
     Foreign.............................................      816     1,624      1,734
  Deferred...............................................   25,949       482    (28,526)
                                                           -------   -------   --------
          Total continuing operations....................   27,256     5,241    (23,826)
                                                           -------   -------   --------
Discontinued operations
  Loss from operations...................................   (1,431)   (4,984)      (200)
  Estimated loss from disposal...........................       --        --     (8,780)
                                                           -------   -------   --------
          Total discontinued operations..................   (1,431)   (4,984)    (8,980)
                                                           -------   -------   --------
                                                           $25,825   $   257   $(32,806)
                                                           =======   =======   ========

     The provision (benefit) for income taxes differs for income (loss) from continuing operations from the amount computed using the statutory federal income tax rate as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1997      1998       1999
                                                           -------   -------   --------
Income tax provision (benefit) at federal statutory
  rate...................................................  $20,837   $ 6,894   $(19,237)
Distributions on trust preferred securities..............       --    (3,485)    (6,563)
Nondeductible portion of amortization of intangibles.....    2,116     2,931      3,446
Merger and acquisition costs.............................       --       558         --
State tax provision (benefit), net of federal benefit....    1,006       578     (1,881)
Change in valuation allowance............................    2,361    (2,375)        --
Other....................................................      936       140        409
                                                           -------   -------   --------
                                                           $27,256   $ 5,241   $(23,826)
                                                           =======   =======   ========

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, relate to the following:

                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $120,183   $201,157
  Estimated self insurance liability........................    64,991     42,300
  Accrued expenses-pension..................................     8,953      6,538
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................     9,177     11,493
  Business tax credit carryforwards.........................     7,654      6,792
  Foreign tax credit carryforwards..........................     3,306      2,631
  Alternative minimum tax carryforwards.....................     3,907      2,970
  Foreign tax assets and net operating loss carryforwards...     3,799      2,963
  Non-deductible reserves, accrued expenses and other.......     5,993     15,654
                                                              --------   --------
          Total gross deferred tax assets...................   227,963    292,498
          Less-valuation allowance..........................   (56,116)   (56,116)
                                                              --------   --------
                                                               171,847    236,382
Deferred tax liabilities:
  Difference between book and tax bases of revenue earning
     vehicles and property and equipment....................    80,459    113,303
  Intangibles...............................................   123,943    119,173
  Other.....................................................     3,469      4,663
                                                              --------   --------
          Total gross deferred tax liabilities..............   207,871    237,139
                                                              --------   --------
          Net deferred tax liability........................  $ 36,024   $    757
                                                              ========   ========

     The Company has federal and state net operating loss carryforwards available to offset future taxable income. At December 31, 1999, the Company and its subsidiaries have federal tax loss carryforwards of approximately $529,000 expiring through December 2019. The Company has recorded a valuation allowance for a portion of the acquired net operating loss carryforwards and other credit carryforwards due to uncertainty of their ultimate realization. Any subsequently recognized tax benefits attributed to the change in the valuation allowance will reduce intangibles.

14. PENSION AND OTHER BENEFIT PLANS

     Substantially all employees of the United Kingdom and certain employees in the U.S. are covered under noncontributory pension plans. Plan benefits are based on final average compensation. The Company's funding policy for the domestic plan is to contribute the minimum ERISA contribution required under the projected unit credit actuarial cost method. The domestic defined benefit pension plan has been suspended. As a result of this suspension, employees earn no additional benefits under the plan. The domestic plan is supplemented by an unfunded, nonqualified plan providing benefits (as computed under the benefit formula) in excess of limits imposed by Federal tax law. The cost of the supplemental plan was approximately $695 in 1997, $604 in 1998 and $594 in 1999.

     The Company maintains an unfunded, nonqualified plan providing benefits to certain of its officers, (the "Executive Protection Plan") based on percentage of final compensation. The cost of the Executive Protection Plan was approximately $161 in 1997, $262 in 1998 and $420 in 1999.

     The Company also maintains a Savings Plus Plan. Under this plan, an eligible employee of the Company, or its participating subsidiaries, who has completed one year of continuous service and enrolls in the plan may elect to defer from 1% to 15% of specified compensation under a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The Company contributes varying amounts (25% to 50%) on the first 4% of each participating employee's eligible salary deferrals to various funds established by the plan, plus an additional contribution at the discretion of the Board of Directors, based on a percentage of an employee's total cash compensation. The cost of the plan was approximately $4,025 in 1997, $2,049 and $1,670 in 1998 and 1999, respectively.

     Each of the Company's domestic defined benefit plan's accumulated benefits exceed the plan's assets at December 31, 1999. The following table sets forth the domestic and foreign pension plans funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1998 and 1999:

                                                                 1998                 1999
                                                          ------------------   ------------------
                                                          DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                                           PLANS      PLAN      PLANS      PLAN
                                                          --------   -------   --------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $ 30,389   $ 6,684   $ 37,353   $14,035
  Service cost..........................................        75     1,465        148     1,766
  Interest cost.........................................     2,192       678      2,249       803
  Benefits paid.........................................    (1,477)     (133)    (1,532)     (397)
  Actuarial (gain)/loss.................................     6,174     5,341       (473)      308
                                                          --------   -------   --------   -------
Benefit obligation at end of year.......................    37,353    14,035     37,745    16,515
                                                          --------   -------   --------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year........    17,220     9,056     17,985    10,702
  Actual return on plan assets..........................     1,180     1,298      2,781     2,051
  Employer contributions................................     1,062       481      3,061       707
  Benefits paid.........................................    (1,477)     (133)    (1,532)     (397)
                                                          --------   -------   --------   -------
Fair value of plan assets at end of year................    17,985    10,702     22,295    13,063
                                                          --------   -------   --------   -------
Funded Status...........................................   (19,368)   (3,333)   (15,450)   (3,452)
Unrecognized prior service cost.........................     1,012        (3)       944        (3)
Unrecognized net (gain)/loss............................      (906)    4,987     (2,273)    3,846
                                                          --------   -------   --------   -------
Prepaid (accrued) pension cost..........................  $(19,262)  $ 1,651   $(16,779)  $   391
                                                          ========   =======   ========   =======
Components of net periodic pension cost:
  Service cost..........................................  $     75   $ 1,465   $    148   $ 1,766
  Interest cost.........................................     2,192       678      2,249       803
  Expected return on assets.............................    (1,442)     (795)    (1,508)     (910)
  Amortization of prior service cost....................        68       306         68       261
  Actuarial gain........................................       (30)       --         --        --
                                                          --------   -------   --------   -------
          Total expense.................................  $    863   $ 1,654   $    957   $ 1,920
                                                          ========   =======   ========   =======

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for 1998 and 1999 was 5.75%. No compensation increase has been assumed, as no additional benefits will be earned under the domestic plans. The assumed compensation increase under the Executive

Protection Plan and foreign plan for 1998 and 1999 was 6.00%. The expected long-term rate of return on plan assets for 1998 and 1999 was 8.50%.

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

                                                              YEAR ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1997      1998       1999
                                                            -------   -------   --------
Net income (loss) from continuing
  operations.................................  As Reported  $32,108   $ 4,500   $(49,888)
                                               Pro Forma     27,523    (8,977)   (60,373)
EPS -- Basic.................................  As Reported     1.60      0.14      (1.37)
                                               Pro Forma       1.37     (0.28)     (1.66)
EPS -- Diluted...............................  As Reported     1.33      0.14      (1.37)
                                               Pro Forma..     1.17     (0.28)     (1.66)

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

     A summary of the status of the Company's two stock option plans at December 31, 1997, 1998 and 1999, and activity during the years then ended is presented in the table and narrative below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding -- December 31, 1996............................     867,504       11.29
  Granted...................................................   1,674,480       22.87
  Exercised.................................................    (547,632)      10.66
  Forfeited.................................................     (86,290)      19.25
                                                              ----------
Outstanding -- December 31, 1997............................   1,908,062       21.27
  Granted...................................................   2,090,700       25.99
  Exercised.................................................    (136,995)      12.68
  Forfeited.................................................    (224,450)      20.02
                                                              ----------
Outstanding -- December 31, 1998............................   3,637,317       24.38
  Granted...................................................   1,774,700        9.86
  Exercised.................................................        (702)      10.68
  Forfeited.................................................  (1,367,944)      23.48
                                                              ----------
Outstanding -- December 31, 1999............................   4,043,371       18.34
                                                              ==========

     As of December 31, 1999, options for 3,378,371 shares and 665,000 shares of Class A and Class B common stock, respectively, remained outstanding under the Company's stock option plans.

                                                          1997       1998        1999
                                                        --------   --------   ----------
Exercisable at end of year --
  Shares..............................................   326,178    616,350    1,419,584
  Weighted average exercise price.....................  $  13.85   $  22.51   $    22.82
Weighted average fair value of options granted during
  the year............................................  $  10.07   $  15.38   $     5.90

     At December 31, 1999, the options outstanding have exercise prices and contractual lives as follows:

Shares...................................  785,300   743,260   488,390   963,100   500,000
Exercise price...........................    30.88     22.38     17.88     11.00      6.19
Contractual life remaining...............      8.2       7.3       8.7       9.2       9.8

     The remaining 563,321 options have exercise prices between $6.31 and $37.07, with a weighted average exercise price of $19.25 and a weighted average remaining contractual life of 8.4 years. Of these options, 222,902 are exercisable with a weighted average exercise price of $23.73.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted under the ISO Plan, a weighted average risk-free rate of return of 5.90%, 5.42% and 5.05% and expected lives of three, five and five years were assumed for 1997, 1998 and 1999, respectively. For options granted under the Directors' Plan, a risk-free rate of return of 6.63%, 5.50% and 4.75% and expected lives of five, seven and seven years were assumed for 1997, 1998 and 1999, respectively. Additionally, for each option plan there was no expected dividend yield and an expected volatility of 65.7%.

15. COMMITMENTS AND CONTINGENCIES

     For many years, Ford has been BRACC's principal supplier of vehicles and held an equity interest in the Company from the time of the BRACC Acquisition through October 6, 1997. The number of vehicles purchased from Ford has varied from year to year. In model year 1998 and 1999, more than 70% of BRACC's U.S. vehicle purchases were comprised of Ford vehicles. Under the terms of the supply agreement that was entered into concurrently with the BRACC Acquisition, the Company agreed to purchase or lease Ford vehicles in such a quantity that the percentage of new Ford vehicles purchased or leased by the Company in the United States, Canada, and other countries outside the European Union represent 70% of the total new vehicle acquisitions by the Company, with a minimum quantity of at least 80,000 vehicles in the United States in each model year. Given the volume of vehicles purchased from Ford by the Company, shifting significant portions of the fleet purchases to other manufacturers would require lead time and certain operational changes. As a result, any inability by Ford to supply the Company with the planned number and types of vehicles, any significant decline in the quality and customer satisfaction with respect to Ford vehicles or any failure of the parties to reach an agreement on the terms of any purchases could have a material effect on the Company's financial condition and results of operations.

     The Company agreed to pay Ford, on September 1, 1998, and on each anniversary through September 1, 2004, an annual royalty equal to the greater of
(i) one percent of net vehicle revenue of BRACC locations owned prior to the Budget Acquisition for the prior model year, or (ii) a specified minimum amount (equal to $9,900 for the September 1, 1998, annual royalty payment and subject to adjustment for each annual period thereafter, based upon changes in the consumer price index). The minimum royalty payable with respect to each model year will be reduced by a stated amount for each Ford vehicle purchased by the Company and its affiliates and franchisees in excess of 123,000 Ford vehicles. The aggregate of all royalties paid to Ford over the term of the agreement is subject to a limit of $100,000. For the years ended September 1, 1998 and 1999, no amounts were due to Ford under this royalty agreement.

  Litigation

     The Company terminated the franchise agreement of its franchisee for Germany in 1997 based on alleged violations of provisions in the underlying franchise agreement and ceased to provide services, such as reservations and credit card processing, effective as of October 23, 1998. The former franchisee has unsuccessfully challenged the termination in the German trial court and in the court of appeals and is currently challenging this adverse decision in the German Supreme Court. A ruling from the Supreme Court is expected by the end of the second quarter of 2000. The former franchisee has ceased to operate under the Budget Rent a Car name in Germany and the Company has commenced to operate, and is continuing to develop the Budget Rent a Car business in Germany.

     Litigation arising in the normal course of business is pending against the Company. Management believes that the Company has meritorious defenses to all significant litigation and that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Environmental Matters

     The Company has recorded amounts, which in management's best estimate will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 1999, the Company has accrued $2,154 for estimated environmental remediation costs and expects to expend approximately $1,505 during 2000. Amounts receivable from third parties for reimbursement of remediation expenditures are not significant.

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

16. FINANCIAL INSTRUMENTS

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

  Cash and Cash Equivalents, Restricted Cash, Trade and Vehicle Receivables and Accounts Payable, Accrued and Other Liabilities

     The carrying amounts of these financial assets and liabilities at December 31, 1998 and 1999 approximate fair value because of the short maturity of these instruments.

  Notes Payable

     The carrying amount of a portion of the Company's notes payable approximates fair market value at December 31, 1998 and 1999, since the debt is at floating interest rates. The carrying amount of the Company's fixed-rate notes payable approximates fair value at December 31, 1998 and 1999, due to the recent issuance of such debt or because such notes do not have terms that differ materially from those currently available to the Company.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

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

     In 1999, the Company issued 77,076 shares of Class A common stock with a value of $1,017 for the 1999 acquisitions.

     The Company paid interest of $105,622, $189,077 and $201,887 in 1997, 1998 and 1999, respectively.

     Income taxes of $1,796, $4,014 and $4,507 were paid in 1997, 1998 and 1999, respectively.

     On occasion, the Company acquires goods and services in exchange for revenue earning vehicles. During 1997, 1998 and 1999, revenue earning vehicles in the amount of $2,100, $5,587 and $2,725 respectively, were exchanged for goods and services.

     A make-whole payment is delivered if the price of the stock issued in certain purchases falls below a specified price during the measurement periods. During 1999 make-whole payments were made in conjunction with Ryder TRS, Compact Rent a Car Limited, United Leasing, Inc. Auto Rental Systems, Inc., Carson Chrysler Plymouth Dodge Eagle Jeep, Inc. and Warren Wooten Ford, Inc. for $23,932 in cash and 1,348,266 shares of Class A common stock with a value of approximately $17,651.

     During 1998, the early extinguishment of the guaranteed senior notes and the Ryder TRS 10% senior subordinated notes resulted in the pretax write-off of deferred financing fees of $18,264. This has been included in the extraordinary item, net of tax benefits, in the accompanying consolidated statements of operations.

     Concurrent with the closing of the Ryder TRS acquisition in June 1998, $80,000 of 7.00% convertible subordinated notes were exchanged for 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of future interest payments which the holders of the notes forfeited as a result of the early conversion. The 319,768 shares issued to induce conversion of the notes were recorded at their fair value of $8,854 and reflected in debt extinguishment costs in the accompanying consolidated statements of operations.

18. SEGMENT INFORMATION

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks, and passenger vans. Segments are determined by product line and business activity.

     The Car Rental segment includes BRACC, Budget Rent a Car International, Inc., and Premier. The Truck Rental segment includes BRACC and Ryder TRS.

     Segment information for the year ended December 31, 1997 is as follows:

                                                                    CORPORATE
                                               CAR       TRUCK         AND
                                              RENTAL     RENTAL    ELIMINATIONS   CONSOLIDATED
                                             --------   --------   ------------   ------------
Operating revenue..........................  $980,322   $108,269     $(58,659)     $1,029,932
Depreciation and amortization..............   250,857     29,485        7,626         287,968
Operating income (loss)....................   138,816     29,833       (3,663)        164,986
Income (loss) from continuing operations
  before income taxes......................    48,950     19,257       (8,843)         59,364

                                                        DOMESTIC   FOREIGN    CONSOLIDATED
                                                        --------   --------   ------------
Operating revenue.....................................  $918,874   $111,058    $1,029,932
Long-lived assets.....................................   650,422      8,569       658,991

     Segment information for the year ended December 31, 1998 is as follows:

                                                                    CORPORATE
                                              CAR        TRUCK         AND
                                             RENTAL      RENTAL    ELIMINATIONS   CONSOLIDATED
                                           ----------   --------   ------------   ------------
Operating revenue........................  $1,480,557   $520,951     $(72,633)     $1,928,875
Depreciation and amortization............     397,374    103,267       16,801         517,442
Operating income(loss)...................     163,423     75,218      (29,522)        209,119
Income (loss) from continuing operations
  before income taxes....................      26,836     27,143      (34,281)         19,698

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $1,753,144   $175,731    $1,928,875
Long-lived assets...................................   1,071,318     19,776     1,091,094

     Segment information for the year ended December 31, 1999 is as follows:

                                                                    CORPORATE
                                              CAR        TRUCK         AND
                                             RENTAL      RENTAL    ELIMINATIONS   CONSOLIDATED
                                           ----------   --------   ------------   ------------
Operating revenue........................  $1,702,786   $734,877     $(88,206)     $2,349,457
Depreciation and amortization............     450,652    160,430       16,323         627,405
Operating income (loss)..................     119,468     57,512      (23,123)        153,857
Income (loss) from continuing operations
  before income taxes....................     (66,193)   (30,144)      41,373         (54,964)

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $2,089,497   $259,960    $2,349,457
Long-lived assets...................................   1,104,574     72,870     1,177,444

     Foreign operations include rental and royalty revenues primarily from Europe, Australia and New Zealand.

19. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table is a summary of quarterly information for the years ended December 31, 1998 and 1999 (in thousands except per share data).

                                                          1998                                         1999
                                        -----------------------------------------   ------------------------------------------
                                                   THREE MONTHS ENDED                           THREE MONTHS ENDED
                                        -----------------------------------------   ------------------------------------------
                                        MARCH 31   JUNE 30    SEPT 30     DEC 31    MARCH 31   JUNE 30    SEPT 30    DEC 31(3)
                                        --------   --------   --------   --------   --------   --------   --------   ---------
Operating revenue.....................  $343,341   $448,152   $627,764   $509,618   $493,205   $588,463   $694,597   $573,192
Operating income (loss)...............    36,412     52,308    146,120    (25,721)    12,680     79,403    127,703    (65,929)
Income (loss) from continuing
  operations..........................      (708)     1,091     56,157    (52,040)   (19,718)    16,081     29,830    (76,081)
Average shares outstanding
   -- basic...........................    27,445     29,499     35,942     35,928     35,856     35,902     36,768     37,175
Income (loss) from continuing
  operations per share-basic (1)......     (0.02)      0.04       1.56      (1.45)     (0.55)      0.45       0.81      (2.05)
Average shares outstanding  --
  diluted.............................    27,445     30,243     47,016     35,928     35,856     46,818     47,485     37,175
Income (loss) from continuing
  operations per share-diluted (1)....     (0.02)      0.04       1.27      (1.45)     (0.55)      0.42       0.70      (2.05)
Market price of stock (2)
    High..............................     39.50      39.00     33.125      25.00     16.375      17.25    12.9375       9.25
    Low...............................     30.00     26.875      17.00      11.00    10.4375      10.00      6.875       6.00

---------------

(1) Income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total for the year.
(2) On March 23, 2000, (i) the closing sale price of the Class A common stock as reported on the New York Stock Exchange was $4.625 per share and (ii) there were approximately 339 holders of record of the Class A common stock and three holders of record of the Class B common stock.

(3) In the quarter ended December 31, 1999, the Company recorded a $105.4 million charge for one-time and other items which consisted primarily of severance benefits related to work force reductions, consolidation costs to merge the majority of Premier rental locations into Budget locations and the write-off of systems development costs and uncollectable accounts receivable largely associated with the conversion of systems in 1999.

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

20. SUBSEQUENT EVENT

     On March 19, 2000, the Company repurchased warrants to purchase shares of its common stock from the former owners of Ryder TRS shareholders for an aggregate purchase price of approximately $18,500 in cash.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:      /s/ SANFORD MILLER
                                            ------------------------------------
                                                       Sanford Miller
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

             /s/ SANFORD MILLER                    Chairman of the Board, Chief Executive
--------------------------------------------         Officer and Director
               Sanford Miller

           /s/ JEFFREY D. CONGDON                  Vice Chairman of the Board and Director
--------------------------------------------
             Jeffrey D. Congdon

             /s/ NEAL F. COHEN                     Chief Financial Officer (Principal Financial
--------------------------------------------         Officer)
                 Neal Cohen

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