Form 10-Q
period 2000-03-31
BUDGET GROUP INC
filed 2000-05-15
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934....................FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (904) 238-7035

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

37,410,672 shares of common stock were outstanding as of May 8, 2000, comprised of 35,474,072 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                PAGE
                                                                               -------
PART I.     Financial Information
Item 1.     Financial Statements
            Consolidated Balance Sheets as of March 31, 2000 (unaudited)
              and December 31, 1999.........................................      3
            Consolidated Statements of Operations for the Three-Month
              Periods Ended March 31, 2000 and 1999 (unaudited).............      4
            Consolidated Statement of Changes in Stockholders' Equity
              for the Three-Month Period Ended March 31, 2000 (unaudited)...      5
            Consolidated Statements of Cash Flows for the Three-Month
              Periods Ended March 31, 2000 and 1999 (unaudited).............      6
            Notes to Unaudited Consolidated Financial Statements............      7
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................      9
Item 3.     Quantitative and Qualitative Disclosures about Market Risk......     15
PART II.    Other Information
Item 1.     Legal Proceedings...............................................     16
Item 2.     Changes in Securities and Use of Proceeds.......................     16
Item 3.     Default Upon Senior Securities..................................     16
Item 4.     Submission of Matters to a Vote of Security Holders.............     16
Item 5.     Other Information...............................................     16
Item 6.     Exhibits and Reports on Form 8-K................................     16
Signature Page..............................................................     17

                        PART I. -- FINANCIAL STATEMENTS

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1. CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                -----------    ------------
                                                                (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................    $   17,107      $   56,886
Restricted cash.............................................         5,048           1,074
Trade and vehicle receivables, net..........................       381,851         416,218
Revenue earning vehicles, net...............................     3,490,481       3,179,603
Property and equipment, net.................................       201,761         215,530
Prepaid expenses and other assets...........................       302,632         226,190
Intangibles, including goodwill, net........................       856,710         852,789
Net assets of discontinued operations.......................       137,119         134,228
                                                                ----------      ----------
  Total assets..............................................    $5,392,709      $5,082,518
                                                                ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................    $3,889,147      $3,637,710
Accounts payable, accrued and other liabilities.............       693,495         585,068
Deferred income taxes.......................................           757             757
                                                                ----------      ----------
  Total liabilities.........................................     4,583,399       4,223,535
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
  SUBSIDIARY................................................       291,535         291,460
                                                                ----------      ----------
STOCKHOLDERS' EQUITY
Common stock................................................           374             373
Additional paid-in capital..................................       629,010         646,641
Foreign currency translation adjustment.....................        (2,676)           (446)
Accumulated deficit.........................................      (107,162)        (77,217)
Treasury stock..............................................        (1,771)         (1,828)
                                                                ----------      ----------
  Total stockholders' equity................................       517,775         567,523
                                                                ----------      ----------
  Total liabilities and stockholders' equity................    $5,392,709      $5,082,518
                                                                ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                FOR THE THREE-MONTH
                                                                   PERIODS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
OPERATING REVENUE
  Vehicle rental revenue....................................    $541,357    $469,467
  Royalty fees and other....................................      23,362      24,368
                                                                --------    --------
     Total operating revenue................................     564,719     493,835
                                                                --------    --------
OPERATING EXPENSES
  Direct vehicle and operating..............................     243,680     204,038
  Depreciation -- vehicle...................................     142,882     128,827
  Selling, general and administrative.......................     154,312     131,797
  Amortization and non-vehicle depreciation.................      20,319      16,493
                                                                --------    --------
     Total operating expense................................     561,193     481,155
                                                                --------    --------
Operating income............................................       3,526      12,680
                                                                --------    --------
Other expense:
  Vehicle interest, net.....................................      48,788      42,299
  Other interest, net.......................................       9,939         471
                                                                --------    --------
     Total other expense, net...............................      58,727      42,770
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES..............................................     (55,201)    (30,090)
Benefit for income taxes....................................     (29,944)    (14,995)
Distributions on trust preferred securities.................       4,688       4,623
                                                                --------    --------
LOSS FROM CONTINUING OPERATIONS.............................     (29,945)    (19,718)
LOSS FROM DISCONTINUED OPERATIONS
  (Net of benefit for income taxes).........................          --      (3,332)
                                                                --------    --------
NET LOSS....................................................    $(29,945)   $(23,050)
                                                                ========    ========
EARNINGS PER SHARE
  Basic and diluted:
     Loss from continuing operations........................    $  (0.80)   $  (0.55)
     Loss from discontinued operations (Net of benefit for
      income taxes).........................................          --       (0.09)
                                                                --------    --------
     Net loss...............................................    $  (0.80)   $  (0.64)
                                                                ========    ========
Weighted average number of shares outstanding basic and
  diluted...................................................      37,248      35,856
                                                                ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           FOREIGN
                                            ADDITIONAL    CURRENCY                                  TOTAL
                                   COMMON    PAID-IN     TRANSLATION   ACCUMULATED   TREASURY   STOCKHOLDERS'
                                   STOCK     CAPITAL     ADJUSTMENT      DEFICIT      STOCK        EQUITY
                                   ------   ----------   -----------   -----------   --------   -------------
Balance at December 31, 1999.....   $373     $646,641      $  (446)     $ (77,217)   $(1,828)     $567,523
Comprehensive income:
  Net income.....................     --           --           --        (29,945)        --
  Foreign currency translation...     --           --       (2,230)            --         --
Total comprehensive income.......                                                                  (32,175)
Warrant repurchase...............     --      (17,573)          --             --         --       (17,573)
Make-whole payments..............      1          (58)          --             --         57            --
                                    ----     --------      -------      ---------    -------      --------
Balance at March 31, 2000........   $374     $629,010      $(2,676)     $(107,162)   $(1,771)     $517,775
                                    ====     ========      =======      =========    =======      ========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                FOR THE THREE-MONTH PERIODS
                                                                      ENDED MARCH 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss....................................................    $   (29,945)    $   (23,050)
Loss from discontinued operations...........................             --           3,332
                                                                -----------     -----------
Loss from continuing operations.............................        (29,945)        (19,718)
Adjustments to reconcile loss from continuing operations to
  net cash provided by continuing operating activities
Depreciation and amortization...............................        163,201         145,320
Changes in operating assets and liabilities, net of effects
  from acquisitions
  Trade and vehicle receivables.............................         34,367         112,401
  Prepaid expenses and other assets.........................         (1,791)          3,274
  Accounts payable, accrued and other liabilities...........         34,177         (20,025)
                                                                -----------     -----------
     Total adjustments......................................        229,954         240,970
                                                                -----------     -----------
  Net cash provided by continuing operating activities......        200,009         221,252
                                                                -----------     -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Change in restricted cash balance...........................         (3,974)        329,018
Proceeds from sale of revenue earning vehicles..............        608,804         535,509
Purchases of revenue earning vehicles.......................     (1,058,696)     (1,053,938)
Proceeds from the sale of property and equipment............          3,443           1,578
Purchases of property and equipment.........................        (14,527)        (20,665)
Payment for acquisitions, net of cash acquired..............         (5,714)         (1,017)
                                                                -----------     -----------
  Net cash used in continuing investing activities..........       (470,664)       (209,515)
                                                                -----------     -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Net decrease in vehicle obligations.........................        (13,920)         (5,119)
Net increase (decrease) in commercial paper.................        265,062         (75,845)
Proceeds from other notes payable...........................            935           7,240
Principal payments on other notes payable...................           (640)           (718)
Warrant repurchase..........................................        (17,573)             --
Proceeds from other equity transactions, net................             --           1,059
                                                                -----------     -----------
  Net cash provided (used) by continuing financing
     activities.............................................        233,864         (73,383)
                                                                -----------     -----------
Net cash provided (used) by discontinued operations.........         (2,891)          1,027
                                                                -----------     -----------
Effect of exchange rate changes on cash.....................            (97)           (206)
                                                                -----------     -----------
Net decrease in cash and cash equivalents...................        (39,779)        (60,825)
Cash and cash equivalents, beginning of period..............         56,886         124,011
                                                                -----------     -----------
Cash and cash equivalents, end of period....................    $    17,107     $    63,186
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

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     In December 1999, the Company implemented formal plans to dispose of its retail car sales segment and VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise"), respectively. The Company has provided for losses during the phase out period and on the disposal of the operations and has segregated net assets from these operations in the accompanying consolidated financial statements.

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

2.   ACQUISITIONS

     The Company completed small acquisitions of Budget Rent a Car franchises and local market car rental companies through March 31, 2000. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its financial position or full year results of operations. The acquisitions are located in Kentucky and England.

3.   DISPOSITIONS

     On March 17, 2000, the Company completed the sale of its Licensee Lease Program for approximately $37.7 million. The sales price approximated the Company's net investment.

     On April 20, 2000, the Company sold the Warren Wooten Ford, Inc. ("Wooten Ford") dealership for approximately $15.0 million and on April 27, 2000, the Company completed the sale of the Paul West Ford, Inc. dealership for approximately $17.7 million. The sales prices of these dealerships approximated the estimates used to recognize the expected loss from disposal of business segments recorded in 1999.

     The sale of the previously mentioned non-core businesses reflects the Company's plans to focus on the car and truck rental businesses.

4.   NOTES PAYABLE

     On February 24, 2000, the Company entered into a $270.0 million seasonal funding facility ("Bridge Facility") that expires on June 30, 2000. This facility is utilized to finance the acquisitions of vehicles during the peak buying season. On March 31, 2000, there was a total of $25.0 million outstanding under the Bridge Facility with an interest rate of 6.14%.

5.   MAKE-WHOLE PAYMENTS / WARRANT PAYMENTS

     The Company is obligated to deliver a make-whole payment in connection with certain acquisitions, if the price of the stock issued in a purchase falls below a specified price during the measurement periods.

     In January 2000, the Company issued 56,740 new shares of Class A common stock and 5,007 treasury shares with a value of $0.5 million in make whole payments related to the Wooten Ford dealership acquisition consummated in June 1998.

     In March 2000, the Company paid approximately $17.6 million to repurchase warrants to purchase common stock from the former shareholders of Ryder TRS and expects to pay an additional $0.2 million upon receipt of final documentation from the warrant holders.

     In April 2000, the Company entered into a series of agreements to pay the final payment of the Ryder TRS make-whole obligation for $30.4 million in cash and will be recorded as a charge to additional paid-in-capital when paid. Payments of approximately $12.0 million were made in April and May, 2000 and the final payment of $18.4 million is expected to be paid on July 3, 2000. In the event the final payment is not made by July 3, 2000, the Company's total obligation would revert to approximately $40.5 million payable, at the counter party's option, in cash or an equivalent value in common stock at the lower of $6.00 or the market price on July 3, 2000.

6.   EARNINGS PER SHARE

     Basic and diluted loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The diluted loss per share is equal to basic loss per share due to the anti-dilutive effect (i.e. the effect of reducing the net loss per share) of the Company's convertible securities and stock options.

7.   RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company (the "Restructuring"). At March 31, 2000, all of the employees affected have been terminated and the Company has accruals remaining related to the Restructuring of $4.9 million. During the three-month period ended March 31, 2000 approximately $0.3 million has been paid or utilized.

8.   FINANCIAL INSTRUMENTS

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

9.   BUSINESS SEGMENTS

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans. Segments are determined by product line and business activity.

     Segment information for the periods ended March 31, 2000 and 1999, respectively, are:

                                                                THREE-MONTH PERIODS
                                                                  ENDED MARCH 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Revenue
  Car Rental -- North America...............................    $373,388    $326,822
             -- International...............................      68,377      49,699
  Truck Rental..............................................     150,006     137,788
  Eliminations..............................................     (27,052)    (20,474)
                                                                --------    --------
     Total revenue..........................................    $564,719    $493,835
                                                                ========    ========
Operating income(loss)
  Car Rental -- North America...............................    $ 37,577    $ 22,509
             -- International...............................     (19,690)       (163)
  Truck Rental..............................................      (8,345)     (4,971)
  Corporate Overhead........................................      (6,016)     (4,695)
                                                                --------    --------
     Total operating income.................................    $  3,526    $ 12,680
                                                                ========    ========

10. SIGNIFICANT NON-CASH TRANSACTIONS

     On March 6, 2000 the Company entered into a ten year marketing agreement with Homestore.com whereby the Company received stock with a market value of approximately $70.0 million and provides for various services including marketing, exclusive branding and online reservations. The investment is included in prepaid expenses and other assets. In addition, approximately $70.0 million of deferred income has been recorded and included in accounts payable and accrued and other liabilities. The deferred income will be recognized on a straight-line basis over the 10 year life of the agreement. During the first 30 months of the agreement, the Homestore.com stock is subject to certain put provisions that essentially guarantees the minimum value of the stock to be no less than approximately $70.0 million. In addition, the maximum value is subject to certain limitations during the first 24 months. Therefore, no temporary market value declines related to the stock will be recognized by the Company until after the put period has lapsed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     All amounts relate to continuing operations unless otherwise noted.

     Prior to the acquisition of Budget Rent a Car Corporation ("BRACC"), the Company was the largest Budget franchisee in the United States and was one of the largest independent retailers of late model automobiles in the United States. In 1994, the Company embarked on a strategy to significantly expand its Budget franchise base and to develop a branded retail car sales operation within its Budget franchise territories. Beginning in 1996, we began acquiring and expanding into other rental related businesses.

     In 1999, the Company adopted plans to dispose of its non-core assets, primarily its car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. The net income (loss) and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations in the consolidated statements of operations and net assets of discontinued operations in the consolidated balance sheets. The interim consolidated financial statements from

1999 have been restated to conform with the 2000 presentation. For further discussion of these plans, see notes 1 and 3 to the Company's unaudited consolidated financial statements herein.

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

EXPENSES PRIMARILY CONSIST OF:

     Direct vehicle and operating -- includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance. Depreciation, vehicle -- depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment. Selling, general and administrative -- includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to dealers, travel agents and other third parties. Amortization and non-vehicle depreciation -- includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets. Vehicle and other interest, net -- interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

RESULTS OF OPERATIONS

     General Operating Results. Loss from continuing operations for the first quarter of 2000 increased $10.2 million to $29.9 million compared with a loss of $19.7 million in the first quarter of 1999. Loss per share from continuing operations for the first quarter of 2000 was $0.80 per diluted share compared to a loss of $0.55 per diluted share in 1999. This decrease was primarily due to heightened seasonality, caused by our expansion efforts in Europe, and to a lesser extent in Truck rental, somewhat offset by improving margins in North American Car Rental, and an $11.0 million increase in bad debt expense due to continued system conversion issues. See the discussion related to selling, general and administrative expenses following.

     Operating Revenues. Vehicle rental revenue increased $71.9 million, or 15.3%, in the first quarter of 2000 to $541.4 million from $469.5 million in the first quarter of 1999. This increase was due primarily to volume growth of 8.6% and 84.0% in North America and International car rental, respectively, with a total volume increase of 15.5%. International same market volume grew approximately 49.4% with the remainder due to acquisitions. Royalty fees and other revenues decreased $1.0 million, or 4.1%, in the first quarter of 2000 to $23.4 million from $24.4 million in the first quarter of 1999 reflecting lower royalty fees primarily resulting from international franchise acquisitions. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $80.0 million, or 16.6%, in the first quarter of 2000 to $561.2 million from $481.2 million in the first quarter of 1999, generally reflecting the volume increases previously mentioned. Direct vehicle and operating expenses increased $39.6 million, or 19.4%, in the first quarter of 2000 to $243.7 million from $204.0 million in 1999. This increase reflects the rise in volume, a $5.5 million increase due to a shift in mix to leased vehicles in international car rental and a $3.1 million increase in net repairs, maintenance and reconditioning expenses largely in international car rental. Vehicle depreciation expense for the first quarter increased $14.1 million, or 10.9%, from $128.8 million in 1999. This increase was primarily due to the increase in volume offset by the previously mentioned shift to leased vehicles. Selling general and administrative expenses increased by $22.5 million or 17.1% in the first quarter of 2000 to $154.3 million from $131.8 million in the first quarter of 1999. This increase reflected higher selling costs associated with the increased rental revenue and the previously mentioned increase in bad debt expense somewhat offset by a $4.4 million decrease in administrative personnel expense and travel expenses. We have been increasing our allowance for doubtful accounts to reflect the aging of customer receivables.

System caused delays in applying cash received to invoices billed has impaired our ability to collect amounts due. These difficulties are largely concentrated in Europe and at Ryder TRS and we have undertaken manual and technology based actions to correct this situation. However, bad debt expense may continue to have an effect on operating results going forward. Amortization and non-vehicle depreciation expense increased $3.8 million, or 23.2%, in the first quarter of 2000 to $20.3 million from $16.5 million in the first quarter of 1999 reflecting the impact of software and other 1999 capital expenditures.

     Other expense, net. Other expense, net of interest income, increased $16.0 million in the first quarter of 2000 to $58.7 million from $42.8 million in the first quarter of 1999. This increase was largely due to higher borrowing levels reflecting the volume increases and resulting larger average fleet size and an increase in average interest rates. The rate increase resulted from the issuance of the senior notes in April 1999 and MTN's in June 1999, both of which replaced maturing debt that had lower interest rates, and a general rise in interest rates since the first quarter of 1999.

     Benefit for income taxes. The overall year to date tax benefit reflects the expected full year effective rate, which is higher than the statutory rate due to the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.7 million and $4.6 million for the three-month periods ended March 31, 2000 and 1999, respectively, represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies and asset-backed notes. The Company's primary use of cash is for the acquisition of new vehicles for the rental fleet. The indebtedness at March 31, 2000 has interest rates ranging from 3.45% to 11.20% and the material terms of the financing facilities are described below. The Company intends to fund its fleet financing requirements and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities.

ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operating activities decreased 9.6% to $200.0 million during the three months ended March 31, 2000, from $221.3 million during the three-month period ended March 31, 1999. This decrease is primarily due to an increase in the loss from continuing operations and an increase in trade and vehicle receivables somewhat offset by an increase in accounts payable and accrued liabilities. See note 10 to the Company's unaudited consolidated financial statements herein.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $608.8 million and $535.5 million during the first three months of 2000 and 1999, respectively. Cash paid to suppliers of revenue earning vehicles was $1,058.7 million and $1,053.9 million during the first three months of 2000 and 1999, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million and $1.0 million during the first three months of 2000 and 1999, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $14.5 million and $20.7 million for the first three months of 2000 and 1999, respectively.

     Net cash provided by financing activities for the three-month period ended March 31, 2000 increased by $307.2 million over the three-month period ended March 31, 1999, to net cash provided of $233.9 million.

This was due primarily to the incremental use of restricted cash (investing activity) of $329.0 million, rather than debt, to finance the acquisition of revenue earning vehicles in the three-month period ended March 31, 1999 while the commercial paper borrowings funded such activity in the first quarter of 2000.

     In the first quarter of 2000, the Company paid $17.6 million to the former owners of Ryder TRS to repurchase warrants to purchase Class A common stock. See note 5 to the Company's unaudited consolidated financial statements herein.

     In April 2000, the Company entered into a series of agreements to pay the final payment of the Ryder TRS make-whole obligation for $30.4 million in cash and will be recorded as a charge to additional paid-in-capital when paid. Payments of approximately $12.0 million were made in April and May, 2000 and the final payment of $18.4 is expected to be paid on July 3, 2000.

DEBT FACILITIES -- GENERAL

     The Company borrows money directly and through its special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Funding Corporation. Subsidiaries also have various working capital facilities in place to finance operating activities. At March 31, 2000, the Company had $3,889.1 million of indebtedness outstanding, $3,428.0 million of which represented secured fleet financing and $461.1 million of which represented non-vehicle indebtedness. At March 31, 2000, the Company had $452.1 million of availability under various fleet financing facilities.

RECENT DEBT PLACEMENTS AND RETIREMENTS

     On February 24, 2000, the Company entered into a $270.0 million Bridge Facility that expires on June 30, 2000. This facility is utilized to finance the acquisition of vehicles during the peak buying season. On March 31, 2000, there was a total of $25.0 million outstanding under the Bridge Facility with an interest rate of 6.14%.

SENIOR NOTES

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

FLEET FINANCING FACILITIES

     At March 31, 2000, the Company had borrowed $2,726.0 million under asset-backed MTN's and $538.9 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in June 1998 ("TFFC-98") and notes issued in June 1999 ("TFFC-99"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at March 31, 2000, ranged from 6.07% to 7.85%.

     Our other vehicle obligations consist of outstanding lines of credit to purchase rental fleet. Borrowings under collateralized available lines of credit at March 2000 consist of $163.1 million for rental vehicles with maturity dates through May 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 3.45% to 11.20% at March 31, 2000. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

COMMERCIAL PAPER

     The commercial paper facility (the "CP") that was established in April 1997, was renewed in April 2000 for $670.0 million had an outstanding principal balance of $764.6 million and $538.9 million at March 31, 1999 and 2000, respectively, bears interest rates ranging from 6.20% to 6.45% at March 31, 2000, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances, the CP may be repaid by draws under a related, bank liquidity facility $581.0 million or a related letter of credit $90.0 million. The CP is issued periodically with maturities of up to 58 days. It is the Company's intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires in October 2002. No amounts were drawn under the bank provided liquidity facility or related letter of credit at March 31, 2000.

MEDIUM TERM NOTES (MTN'S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166.0 million at March 31, 1999 and 2000, bear interest at 6.65% per annum. Monthly principal payments of $13.8 million commence in May 2001, with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at March 31, 1999 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at March 31, 1999 and 2000, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at March 31, 1999 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100.0 million at March 31, 1999 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% and 6.84% and have maturity dates from 2001 to 2005. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes issued in June 1999, consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 6.37%)to 7.85% and have maturity dates from 2001 to 2004. These notes were issued in three different series. TFFC99-2 has a principal of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and has a maturity date of June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

CONVERTIBLE SUBORDINATED NOTES

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

TRUST PREFERRED SECURITIES

     In June 1998, the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities.

WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 2.50% or prime plus 1.25% (8.63% at March 31, 2000) and expires in 2003. There is no outstanding balance on this facility at March 31, 2000. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At March 31, 2000, the Company had $452.9 million in letters of credit outstanding resulting in availability under this facility of $97.1 million.

     The credit facility was amended in the second quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $310.2 million from $5,082.5 million at December 31, 1999 to $5,392.7 million at March 31, 2000. This increase was due primarily to an increase in revenue earning vehicles, net, of $310.9 million.

     Total liabilities increased by $359.9 million from $4,223.5 million at December 31, 1999 to $4,583.4 million at March 31, 2000. This increase, largely in notes payable of $251.4 million, resulted primarily from financing the increase in revenue earning vehicles.

INFLATION

     The increased acquisition cost of vehicles is the primary inflationary factor affecting our operations. Many of our other operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operations. The effect of inflation-driven cost increases on our overall operating costs is not expected to be greater for us than for our competitors.

SEASONALITY

     Generally, in the vehicle rental industry, revenue increases in the spring and summer months due to the overall increase in business and leisure travel during this season. We increase the size of our fleet and workforce in the spring and summer to accommodate increased rental activity during these periods and decrease our fleet and work force in the fall and winter. However, many of our operating expenses (such as rent, insurance and administrative personnel) are fixed and cannot be reduced during the fall and winter. As a result of these patterns, for vehicle rental, the first quarter of each year is typically the weakest and the third quarter is typically the strongest.

     Due to recent, and planned future, expansion of corporate owned rental operations in Europe, we expect that seasonal fluctuations in operating results will become more pronounced.

ENVIRONMENTAL MATTERS

     We have assessed and continue to assess the impact of environmental remediation efforts on our operations. Our exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

     During 1999, we recognized approximately $0.7 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.9 million will be incurred in 2000 and 2001. Approximately $0.2 million was spent in 2000 through March 31. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

FORWARD LOOKING STATEMENTS

     This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute "forward looking statements" under the Private Securities Litigation Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and that information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. No significant changes have occurred in our capital structure or market risk profile during the period ended March 31, 2000. See the Company's disclosures regarding market risk as of December 31, 1999 included under Item 7A of the Company's Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 4, 2000, the Company issued an aggregate of 56,740 shares of Class A common stock to the former shareholders of Warren Wooten Ford in satisfaction of make-whole obligations owed to such shareholders pursuant to the terms of a Plan and Agreement of Merger dated May 31, 1998.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5  OTHER INFORMATION

     Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     Exhibit 27 Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K

     In a Form 8-K dated January 4, 2000 and filed January 5, 2000, the Company filed under Item 5, information related to restructuring, one-time charges and other fourth quarter adjustments recorded in the fourth quarter of 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUDGET GROUP, INC.
                                             (Registrant)


                                          By:          NEAL S. COHEN
                                             -----------------------------------
                                                       Neal S. Cohen
                                                  Executive Vice President
                                                  Chief Financial Officer


                                          By:          THOMAS L. KRAM
                                             -----------------------------------
                                                       Thomas L. Kram
                                                 Vice President, Controller
                                               (Principal Accounting Officer)

Dated: May 15, 2000