Form 10-Q
period 2000-06-30
BUDGET GROUP INC
filed 2000-08-14
CIK 922471

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                     FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.........FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

37,250,059 shares of common stock were outstanding as of August 7, 2000, comprised of 35,313,459 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                             PAGE
                                                                            -------
PART I.     Financial Information
Item 1.     Financial Statements
            Consolidated Balance Sheets as of June 30, 2000 (unaudited)
              and December 31, 1999.....................................          3
            Consolidated Statements of Operations for the Six-Month
              Periods Ended June 30, 2000 and 1999 (unaudited)..........          4
            Consolidated Statement of Changes in Stockholders' Equity
              for the Six-Month Period Ended June 30, 2000
              (unaudited)...............................................          5
            Consolidated Statements of Cash Flows for the Six-Month
              Periods Ended June 30, 2000 and 1999 (unaudited)..........          6
            Notes to Unaudited Consolidated Financial Statements........          7
Item 2.     Management's Discussion and Analysis of Financial Condition          10
              and Results of Operations.................................
Item 3.     Quantitative and Qualitative Disclosures about Market                17
              Risk......................................................
PART II.    Other Information
Item 1.     Legal Proceedings...........................................         18
Item 2.     Changes in Securities and Use of Proceeds...................         18
Item 3.     Default Upon Senior Securities..............................         18
Item 4.     Submission of Matters to a Vote of Security Holders.........         18
Item 5.     Other Information...........................................         18
Item 6.     Exhibits and Reports on Form 8-K............................         19
Signature Page..........................................................         20

                         PART I -- FINANCIAL STATEMENTS

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1. CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................  $   38,253     $   56,886
Restricted cash.............................................       7,058          1,074
Trade and vehicle receivables, net..........................     396,963        416,218
Revenue earning vehicles, net...............................   3,645,693      3,179,603
Property and equipment, net.................................     199,732        215,530
Prepaid expenses and other assets...........................     282,043        226,190
Intangibles, including goodwill, net........................     851,747        852,789
Net assets of discontinued operations.......................     111,085        134,228
                                                              ----------     ----------
  Total assets..............................................  $5,532,574     $5,082,518
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................  $4,043,270     $3,637,710
Accounts payable, accrued and other liabilities.............     707,069        585,068
Deferred income taxes.......................................         757            757
                                                              ----------     ----------
  Total liabilities.........................................   4,751,096      4,223,535
COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF
  SUBSIDIARY................................................     291,610        291,460
                                                              ----------     ----------
STOCKHOLDERS' EQUITY
Common stock................................................         374            373
Additional paid-in capital..................................     598,309        646,641
Foreign currency translation adjustment.....................      (9,818)          (446)
Accumulated deficit.........................................     (97,226)       (77,217)
Treasury stock..............................................      (1,771)        (1,828)
                                                              ----------     ----------
  Total stockholders' equity................................     489,868        567,523
                                                              ----------     ----------
  Total liabilities and stockholders' equity................  $5,532,574     $5,082,518
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     FOR THE THREE-MONTH      FOR THE SIX-MONTH
                                                        PERIODS ENDED           PERIODS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     -------------------   -----------------------
                                                       2000       1999        2000         1999
                                                     --------   --------   ----------   ----------
OPERATING REVENUE
  Vehicle rental revenue...........................  $619,185   $557,336   $1,160,542   $1,026,803
  Royalty fees and other...........................    27,616     29,906       50,978       54,274
                                                     --------   --------   ----------   ----------
     Total operating revenue.......................   646,801    587,242    1,211,520    1,081,077
                                                     --------   --------   ----------   ----------
OPERATING EXPENSES
  Direct vehicle and operating.....................   239,299    215,193      482,979      419,231
  Depreciation -- vehicle..........................   145,526    134,563      288,408      263,390
  Selling, general and administrative..............   150,235    140,249      304,547      272,046
  Amortization and non-vehicle depreciation........    20,722     17,834       41,041       34,327
                                                     --------   --------   ----------   ----------
     Total operating expense.......................   555,782    507,839    1,116,975      988,994
                                                     --------   --------   ----------   ----------
Operating income...................................    91,019     79,403       94,545       92,083
                                                     --------   --------   ----------   ----------
Other expense:
  Vehicle interest, net............................    58,444     41,405      107,232       83,704
  Other interest, net..............................     8,017      6,725       17,956        7,196
                                                     --------   --------   ----------   ----------
     Total other expense, net......................    66,461     48,130      125,188       90,900
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.....................................    24,558     31,273      (30,643)       1,183
Provision (benefit) for income taxes...............     9,935     10,388      (20,009)      (4,607)
Distributions on trust preferred securities........     4,687      4,804        9,375        9,427
                                                     --------   --------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........     9,936     16,081      (20,009)      (3,637)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  (Net of provision (benefit) for income taxes)....        --        131           --       (3,201)
                                                     --------   --------   ----------   ----------
NET INCOME (LOSS)..................................  $  9,936   $ 16,212   $  (20,009)  $   (6,838)
                                                     ========   ========   ==========   ==========
EARNINGS PER SHARE
  BASIC:
     Income (loss) from continuing operations......  $   0.27   $   0.45   $    (0.54)  $    (0.10)
     Loss from discontinued operations (Net of
       benefit for income taxes)...................        --         --           --        (0.09)
                                                     --------   --------   ----------   ----------
     Net income (loss).............................  $   0.27   $   0.45   $    (0.54)  $    (0.19)
                                                     ========   ========   ==========   ==========
  DILUTED:
     Income (loss) from continuing operations......  $   0.27   $   0.42   $    (0.54)  $    (0.10)
     Loss from discontinued operations (Net of
       benefit for income taxes)...................        --         --           --        (0.09)
                                                     --------   --------   ----------   ----------
     Net income (loss).............................  $   0.27   $   0.42   $    (0.54)  $    (0.19)
                                                     ========   ========   ==========   ==========
Weighted average number of shares outstanding
  Basic............................................    37,250     35,902       37,249       35,879
  Diluted..........................................    37,250     46,818       37,249       35,879

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           FOREIGN
                                            ADDITIONAL    CURRENCY                                  TOTAL
                                   COMMON    PAID-IN     TRANSLATION   ACCUMULATED   TREASURY   STOCKHOLDERS'
                                   STOCK     CAPITAL     ADJUSTMENT      DEFICIT      STOCK        EQUITY
                                   ------   ----------   -----------   -----------   --------   -------------
Balance at December 31, 1999.....   $373     $646,641      $  (446)     $(77,217)    $(1,828)     $567,523
Comprehensive income:
  Net loss.......................     --           --           --       (20,009)         --
  Foreign currency translation...     --           --       (9,372)           --          --
Total comprehensive loss.........                                                                  (29,381)
Warrant repurchase...............     --      (17,809)          --            --          --       (17,809)
Make-whole payments..............      1      (30,523)          --            --          57       (30,465)
                                    ----     --------      -------      --------     -------      --------
Balance at June 30, 2000.........   $374     $598,309      $(9,818)     $(97,226)    $(1,771)     $489,868
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

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOR THE SIX-MONTH PERIODS
                                                                   ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss....................................................  $   (20,009)  $    (6,838)
Loss from discontinued operations...........................           --         3,201
                                                              -----------   -----------
Loss from continuing operations.............................      (20,009)       (3,637)
Adjustments to reconcile loss from continuing operations to
  net cash provided by continuing operating activities
Depreciation and amortization...............................      329,449       297,717
Changes in operating assets and liabilities, net of effects
  from acquisitions
  Stock compensation........................................           --           150
  Trade and vehicle receivables.............................       19,036        46,711
  Prepaid expenses and other assets.........................       20,007       (27,853)
  Accounts payable, accrued and other liabilities...........       29,337        (9,426)
                                                              -----------   -----------
     Total adjustments......................................      397,829       307,299
                                                              -----------   -----------
  Net cash provided by continuing operating activities......      377,820       303,662
                                                              -----------   -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Change in restricted cash balance...........................       (5,984)      188,157
Proceeds from sale of revenue earning vehicles..............    1,482,459     1,479,329
Purchases of revenue earning vehicles.......................   (2,259,937)   (2,511,471)
Proceeds from the sale of property and equipment............       14,053         5,556
Purchases of property and equipment.........................      (19,433)      (33,501)
Payment for acquisitions, net of cash acquired..............       (5,714)       (1,017)
                                                              -----------   -----------
  Net cash used in continuing investing activities..........     (794,556)     (872,947)
                                                              -----------   -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Net increase in vehicle obligations.........................      172,198       732,554
Net increase (decrease) in commercial paper.................      233,477      (530,604)
Proceeds from other notes payable...........................          935       411,801
Principal payments on other notes payable...................       (1,050)      (70,975)
Warrant repurchase..........................................      (17,809)           --
Make-whole payment..........................................      (12,051)       (2,294)
Proceeds from other equity transactions, net................           --         1,018
                                                              -----------   -----------
  Net cash provided by continuing financing activities......      375,700       541,500
                                                              -----------   -----------
Net cash provided (used) by discontinued operations.........       23,143       (37,796)
                                                              -----------   -----------
Effect of exchange rate changes on cash.....................         (740)         (374)
                                                              -----------   -----------
Net decrease in cash and cash equivalents...................      (18,633)      (65,955)
Cash and cash equivalents, beginning of period..............       56,886       124,011
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $    38,253   $    58,056
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

     In December 1999, the Company implemented formal plans to dispose of its retail car sales segment and VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise"), respectively. The Company has provided for results of operations during the phase out period and gains or losses on the disposal of the operations and has segregated net assets from these operations in the accompanying consolidated financial statements.

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

2.  ACQUISITIONS

     The Company completed acquisitions of a Budget Rent a Car franchise and a local market car rental company through June 30, 2000. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its consolidated financial position or results of operations. The acquired properties are located in Kentucky and England.

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

     The Seattle and Hawaii retail car sales locations were converted to fleet disposal operations within the car rental segment. The Company has franchised all of its remaining corporate owned Budget Car Sales retail facilities and has sold its ownership interest in its car sales joint venture.

     The Company has reached an agreement in principle to sell both Cruise and VPSI. The purchase price for Cruise is approximately $27.6 million and Budget will retain a 19.9% ownership interest. The vehicles operated by Cruise but currently administered by the Company will be subject to lease terms under which the purchaser is responsible for principal and interest payments and will assume the risk of loss on the vehicles. The purchase price for VPSI is approximately $26.7 million. These sales are expected to close by September 30, 2000, subject to satisfaction of customary closing conditions.

     The aggregate sales prices and interim operating results of the discontinued segments (retail car sales, Cruise and VPSI) approximate the estimates used to recognize the expected loss from disposal of business segments recorded in 1999. However, certain assets and liabilities retained by the Company may not be ultimately realized or settled for several periods.

     The sale of the previously mentioned non-core businesses reflects the Company's plans to focus on the car and truck rental businesses.

4.  NOTES PAYABLE

     On February 24, 2000, the Company entered into a $270.0 million seasonal funding facility ("Seasonal Facility") that expired on June 30, 2000. In June 2000, the Seasonal Facility was amended to $170.0 million and extended to September 30, 2000. On June 30, 2000, there was a total of $140.0 million outstanding under the Seasonal Facility with an interest rate of 6.75%.

     In June 2000, the Company entered into an additional $90.0 million seasonal funding facility ("Seasonal Facility-2") that expires on September 30, 2000. On June 30, 2000, there was a total of $25.0 million outstanding under the Seasonal Facility-2 with an interest rate of 7.05%.

     Both Seasonal Facilities are utilized to finance the acquisitions of vehicles during the peak buying season. Repayment of the Seasonal Facilities will be funded through the disposal of vehicles.

5.  MAKE-WHOLE PAYMENTS/WARRANT PAYMENTS

     The Company was obligated to deliver a make-whole payment in connection with certain acquisitions, if the price of the stock issued in a purchase falls below a specified price during the measurement periods.

     In January 2000, the Company issued 56,740 new shares of Class A common stock and 5,007 treasury shares with a value of $0.5 million in make whole payments related to the Wooten Ford dealership acquisition consummated in June 1998.

     In March and June 2000, the Company paid approximately $17.6 million and $0.2 million, respectively, to repurchase warrants to purchase common stock from the former shareholders of Ryder TRS.

     In April 2000, the Company entered into a series of agreements to pay the final payment of the Ryder TRS make-whole obligation for $30.4 million in cash. Payments of approximately $12.0 million were made in April and May 2000 and the final payment of $18.4 million was paid on July 3, 2000. These payments were recorded as a charge to additional paid-in-capital as of June 30, 2000.

6.  EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the net income (loss) from continuing operations and number of shares utilized in the earnings per share calculation.

                                                             THREE-MONTH           SIX-MONTH
                                                            PERIODS ENDED        PERIODS ENDED
                                                              JUNE 30,             JUNE 30,
                                                          -----------------   -------------------
                                                           2000      1999       2000       1999
                                                          -------   -------   --------   --------
Net income (loss) from continuing operations............  $ 9,936   $16,081   $(20,009)  $ (3,637)
Effect of interest, distributions, and loan fee
  amortization on convertible securities -- net of
  income taxes..........................................       --     3,509         --         --
                                                          -------   -------   --------   --------
     Net income (loss) available to common stockholders
       after assumed conversion of dilutive
       securities.......................................  $ 9,936   $19,590   $(20,009)  $ (3,637)
                                                          =======   =======   ========   ========
Weighted average number of common shares used in basic
  EPS...................................................   37,250    35,902     37,249     35,879
Effect of dilutive securities:
     Stock options......................................       --       199         --         --
     Convertible securities.............................       --    10,717         --         --
                                                          -------   -------   --------   --------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS............   37,250    46,818     37,249     35,879
                                                          =======   =======   ========   ========

7.  RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company (the "Restructuring"). At June 30, 2000, all of the employees affected have been terminated and the Company has accruals remaining related to the Restructuring of $3.4 million which are largely related to leases. During the six-month period ended June 30, 2000 approximately $1.5 million has been paid or utilized and accrued reductions of approximately $0.3 million have been recorded.

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

     Segment information for the periods ended June 30, 2000 and 1999, respectively, are:

                                                     THREE-MONTH PERIODS   SIX-MONTH PERIODS ENDED
                                                       ENDED JUNE 30,             JUNE 30,
                                                     -------------------   -----------------------
                                                       2000       1999        2000         1999
                                                     --------   --------   ----------   ----------
Revenue
  Car Rental -- North America......................  $406,972   $362,969   $  780,360   $  689,791
              -- International.....................    72,543     58,048      140,920      107,747
  Truck Rental.....................................   197,501    187,829      347,507      325,617
  Eliminations.....................................   (30,215)   (21,604)     (57,267)     (42,078)
                                                     --------   --------   ----------   ----------
     Total revenue.................................  $646,801   $587,242   $1,211,520   $1,081,077
                                                     ========   ========   ==========   ==========
Operating income (loss)
  Car Rental -- North America......................  $ 81,544   $ 53,162   $  119,121   $   75,671
              -- International.....................    (9,556)     2,550      (29,246)       2,387
  Truck Rental.....................................    29,693     29,996       21,348       25,025
  Corporate Overhead...............................   (10,662)    (6,305)     (16,678)     (11,000)
                                                     --------   --------   ----------   ----------
     Total operating income........................  $ 91,019   $ 79,403   $   94,545   $   92,083
                                                     ========   ========   ==========   ==========

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

     In 1999, we adopted plans to dispose of our non-core assets, primarily the car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. The net income (loss) and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations in the consolidated statements of operations and net assets of discontinued operations in the consolidated balance sheets. The interim consolidated financial statements from 1999 have been restated to conform with the 2000 presentation. For further discussion of these plans, see notes 1 and 3 to the Company's unaudited consolidated financial statements herein.

     We are also evaluating various alternatives to improve our operating results in Europe including a model that will reduce our capital investment and increase our royalty base. Although no formal plan has been developed, any dispositions that may result from such a plan may have a material impact on our financial position and results of operations. Any resulting charges and disposal gains or losses resulting from such dispositions will be reflected in operating income in the period in which the plan is adopted.

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

EXPENSES PRIMARILY CONSIST OF:

     Direct vehicle and operating -- includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance. Depreciation, vehicle -- depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment. Selling, general and administrative -- includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to dealers, travel agents and other third parties. Amortization and non-vehicle depreciation -- includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets. Total other expense, net -- interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

RESULTS OF OPERATIONS

     General Operating Results. Income from continuing operations for the second quarter of 2000 decreased $6.1 million to $9.9 million compared with income of $16.1 million in the second quarter of 1999. Loss from continuing operations increased $16.4 million to a loss of $20.0 million for the first six months of 2000 from a loss of $3.6 million for the same period in 1999. Income per share from continuing operations for the second quarter of 2000 was $0.27 per diluted share compared to income of $0.42 per diluted share in 1999. These decreases were primarily due to an $8.0 million and $19.1 million increase, in the quarter and year to date periods, respectively, in bad debt expense due to continued system conversion issues. In addition, improvements in margins in North America car rental were generally offset by declines in margins in international car rental due to expansion efforts, and to lesser extent, declines in margins in Truck Rental. See the discussion related to selling, general and administrative expenses following.

     Operating Revenues. Vehicle rental revenue increased $61.8 million, or 11.1% in the second quarter of 2000 to $619.2 million from $557.3 million in the second quarter of 1999. This increase was due primarily to volume growth of 9.7% and 72.7% in North America and international car rental, respectively, with a total volume increase of 15.0%. International same market volume grew approximately 50% with the remainder due to acquisitions. Vehicle rental revenue increased $133.7 million or 13.0% to $1,160.5 million for the first six months of 2000 from $1,026.8 million for the same period in 1999. The increase was due primarily to volume growth of 9.2% and 77.9% in North America and international car rental, respectively, with a total volume increase of 15.1%. International same market grew approximately 50% with the remainder due to acquisitions. Vehicle rental revenue increased at a lower rate than volume due to lower revenue per day in International car rental reflecting a shift in business mix, primarily to the tour market, partially offset by slightly higher revenue per day in North America car rental reflecting the general pricing environment.

     Royalty fees and other revenues decreased $2.3 million, or 7.7%, in the second quarter of 2000 to $27.6 million from $29.9 million in the second quarter of 1999 and decreased $3.3 million for the six months ended June 30, 2000 to $51.0 million from $54.3 million for the first six months of 1999 reflecting lower royalty and other fees from franchisees primarily resulting from international franchise acquisitions. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $47.9 million, or 9.4%, in the second quarter of 2000 to $555.8 million from $507.8 million in the second quarter of 1999 and increased $128.0 million or

12.9% to $1,117.0 million from $989.0 million for the first six months ended 2000 and 1999, respectively. These increases were generally due to the volume increases previously mentioned.

     Direct vehicle and operating expenses increased $24.1 million, or 11.2%, in the second quarter of 2000 to $239.3 million from $215.2 million in 1999. These expenses increased at lower rate than volume, primarily in North America, largely due to improved productivity for direct personnel and a $2.5 million increase in the pass-through of fees and surcharges to customers. Direct vehicle and operating expenses for the first six months of 2000 increased $63.7 million, or 15.2%, to $483.0 million from $419.2 million in 1999. This increase is generally reflective of the previously mentioned volume increase. The positive impact of the previously mentioned items in the second quarter of 2000 offset the impact of increasing the mix of leased vehicles and increased net repairs, maintenance and reconditioning expenses, largely in international car rental.

     Vehicle depreciation expense for the second quarter increased $11.0 million, or 8.2%, to $145.5 million from $134.6 million in 1999. Vehicle depreciation increased $25.0 million, or 9.5%, for the first six months of 2000 to $288.4 million from $263.4 million for the same period in 1999. This expense for the quarter and year to date period increased at a rate lower than volume primarily due to a shift in mix to lower cost vehicles, primarily in the first quarter, as compared to 1999.

     Selling, general and administrative expenses increased by $10.0 million, or 7.1%, in the second quarter of 2000 to $150.2 million from $140.2 million in the second quarter of 1999. This increase reflects higher selling costs associated with the increased rental revenue and the previously mentioned increase in bad debt expense somewhat offset by lower net advertising expenses of $4.1 million and a lower truck administrative personnel expense, compared to the second quarter of 1999, of approximately $1.5 million. Selling, general and administrative expenses increased $32.5 million or 12.0% for the first six months of 2000 to $304.5 million from $272.0 million in 1999. This increase reflected higher selling costs associated with the increased rental revenue and the previously mentioned increase in bad debt expense somewhat offset by lower net advertising expenses of $3.2 million and lower truck administrative personnel expense, compared to the first six months of 1999, of $3.9 million. Included in both the quarter and year to date periods in 2000 is a $4.0 million increase in separation cost fully offset by a $4.0 million decrease in incentive expense resulting from lower expected payouts. We have continued to increase our allowance for doubtful accounts to reflect the aging of customer receivables. System caused delays in applying cash received to invoices billed has continued to impair our ability to collect amounts due. These difficulties are largely concentrated in Europe and at Ryder TRS and we have undertaken manual and technology based actions to correct this situation. Although progress has been made, bad debt expense may continue to have a detrimental effect on operating results going forward.

     Amortization and non-vehicle depreciation expense increased $2.9 million, or 16.2%, in the second quarter of 2000 to $20.7 million from $17.8 million in the second quarter of 1999. For the first six months of 2000 these expenses increased $6.7 million or 19.6% to $41.0 million from $34.3 million for the same period in 1999. These increases reflect the impact of software and other capital expenditures made primarily in 1999.

     Other expense, net. Other expense, net of interest income, increased $18.3 million in the second quarter of 2000 to $66.5 million from $48.1 million in the second quarter of 1999 and increased $34.3 million, or 37.7%, to $125.2 million from $90.9 million for the first six months of 2000 and 1999, respectively. These increases were largely due to higher borrowing levels reflecting the volume increases and resulting larger average fleet size and an increase in average interest rates. The rate increase resulted from the issuance of the senior notes in April 1999 and MTN's in June 1999, both of which replaced maturing debt that had lower interest rates, and a general rise in interest rates over the prior year.

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

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.7 million and $9.4 million for the three and six-month periods ended June 30, 2000, respectively, approximated the amounts in 1999. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by asset backed notes, banks, and automobile manufacturers' captive finance companies. Our primary use of cash is for the acquisition of new vehicles for the rental fleet. The indebtedness at June 30, 2000 has interest rates ranging from 4.35% to 11.20% and the material terms of the financing facilities are described below. We intend to fund our fleet financing requirements and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities.

ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operating activities increased 24.4% to $377.8 million during the six months ended June 30, 2000, from $303.7 million during the six-month period ended June 30, 1999. This increase is primarily due to a decrease in trade and vehicle receivables and other assets as well as an increase in accounts payable and accrued liabilities. See note 10 to the Company's unaudited consolidated financial statements herein.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $1,482.5 million and $1,479.3 million during the first six months of 2000 and 1999, respectively. Cash paid to suppliers of revenue earning vehicles was $2,259.9 million and $2,511.5 million during the first six months of 2000 and 1999, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million and $1.0 million during the first six months of 2000 and 1999, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $19.4 million and $33.5 million for the first six months of 2000 and 1999, respectively.

     Net cash provided by financing activities for the six-month period ended June 30, 2000, decreased by $165.8 million over the six-month period ended June 30, 1999 to net cash provided of $375.7 million. This decrease over the prior year was due primarily to the issuance of a new financing facility in June, 1999.

     In the first six months of 2000, the Company paid $17.8 million to the former owners of Ryder TRS to repurchase warrants to purchase Class A common stock. See note 5 to the Company's unaudited consolidated financial statements herein.

     In April 2000, the Company entered into a series of agreements to pay the final payment of the Ryder TRS make-whole obligation for $30.4 million in cash. These payments were recorded as charges to additional paid-in-capital. Payments of approximately $12.0 million were made in April and May, 2000 and the final payment of $18.4 was paid on July 3, 2000.

DEBT FACILITIES -- GENERAL

     The Company borrows money directly and through its special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Funding Corporation. Subsidiaries also have various working capital facilities in place to finance operating activities. At June 30, 2000, the Company had $4,043.3 million of indebtedness outstanding, $3,582.5 million of which represented secured fleet financing and $460.7 million of which represented non-vehicle indebtedness. At June 30, 2000, the Company had $264.8 million of availability under various fleet financing facilities.

RECENT DEBT PLACEMENTS AND RETIREMENTS

     On February 24, 2000, the Company entered into a $270.0 million seasonal funding facility ("Seasonal Facility") that expired on June 30, 2000. In June 2000, the Seasonal Facility was amended to $170.0 million and extended to September 30, 2000. On June 30, 2000, there was a total of $140.0 million outstanding under the Seasonal Facility with an interest rate of 6.75%.

     In June 2000, the Company entered into an additional $90.0 million seasonal funding facility ("Seasonal Facility-2") that expires on September 30, 2000. On June 30, 2000, there was a total of $25.0 million outstanding under the Seasonal Facility-2 with an interest rate of 7.05%.

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

FLEET FINANCING FACILITIES

     At June 30, 2000, the Company had borrowed $2,726.0 million under asset-backed MTN's and $507.3 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in December 1996 ("TFFC-96"), notes issued in April 1997 ("TFFC-97"), notes issued in June 1998 ("TFFC-98") and notes issued in June 1999 ("TFFC-99"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at June 30, 2000, ranged from 6.07% to 7.85%.

     Our other vehicle obligations consist primarily of international outstanding lines of credit to purchase rental vehicles. Borrowings under collateralized available lines of credit at June 2000 consist of $184.2 million for rental vehicles with maturity dates through 2003. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.35% to 11.20% at June 30, 2000. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

COMMERCIAL PAPER

     The commercial paper facility (the "CP") that was established in April 1997, was renewed in April 2000 for $670.0 million, had an outstanding principal balance of $309.9 million and $507.3 million at June 30, 1999 and 2000, respectively, bears interest ranging from 6.70% to 7.10% at June 30, 2000, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances, the CP may be repaid by draws under a related, bank liquidity facility ($581.0 million) or a related letter of credit ($90.0 million). The CP is issued periodically with maturities of up to 58 days. It is the Company's intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires in October 2002. No amounts were drawn under the bank provided liquidity facility or related letter of credit at June 30, 2000.

MEDIUM TERM NOTES (MTN'S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166.0 million at June 30, 1999 and 2000, bear interest at 6.65% per annum. Monthly principal payments of $13.8 million commence in May 2001, with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at June 30, 1999 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at June 30, 1999 and 2000, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at June 30, 1999 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100.0 million at June 30, 1999 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% and 6.84% and have maturity dates from 2001 to 2005. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes issued in June 1999, consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 6.89%) to 7.85% and have maturity dates from 2001 to 2004. These notes were issued in three different series. TFFC 99-2 has a principal amount of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and has a maturity date of June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

CONVERTIBLE SUBORDINATED NOTES

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

TRUST PREFERRED SECURITIES

     In June 1998, a subsidiary of the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. The Company has the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities.

WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 2.50% or prime plus 1.25% (9.14% at June 30, 2000) and expires in 2003. There is no outstanding balance on this facility at June 30, 2000. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At June 30, 2000, the Company had $465.3 million in letters of credit outstanding resulting in availability under this facility of $84.7 million.

     The credit facility was amended in the second quarter of 1999 to, among other things, modify certain financial covenants and permit the issuance of additional unsecured term notes to fund the maturities of MTN's.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $450.1 million from $5,082.5 million at December 31, 1999 to $5,532.6 million at June 30, 2000. This increase was due primarily to an increase in revenue earning vehicles, net, of $466.1 million.

     Total liabilities increased by $527.6 million from $4,223.5 million at December 31, 1999 to $4,751.1 million at June 30, 2000. This increase, largely in notes payable of $405.6 million and accounts payable, accrued and other liabilities of $122.0 million resulted primarily from financing the increase in revenue earning vehicles and the deferred income recognized in relation to the Homestore.com agreement. See note 10 to the Company's unaudited consolidated financial statements herein.

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

     Due to recent expansion of corporate owned rental operations in Europe, we expect that seasonal fluctuations in operating results will become more pronounced.

ENVIRONMENTAL MATTERS

     We have assessed and continue to assess the impact of environmental remediation efforts on our operations. Our exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

     During 1999, we recognized approximately $0.7 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.9 million will be expended in 2000 and 2001. Approximately $0.4 million was spent in 2000 through June 30. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. No significant changes have occurred in our capital structure or market risk profile during the period ended June 30, 2000. See the Company's disclosures regarding market risk as of December 31, 1999 included under Item 7A of the Company's Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of Stockholders was held on May 18, 2000 in Orlando Florida for the following purposes:

          1. The election of three directors to the Company's Board of Directors to serve three year terms expiring in 2003.

          2. To vote for the adoption of the Budget Group, Inc. 2000 Stock Plan.

          3. Ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for fiscal 2000.

     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management solicitation.

     All of the management's nominees for directors as listed in the proxy statement were elected with the following votes:

DIRECTOR NOMINEE                                              VOTES FOR    VOTES WITHHELD
----------------                                              ----------   --------------
Jeffrey D. Congdon..........................................  43,089,173     3,844,246
Stephen L. Weber............................................  43,089,373     3,844,046
F. Perkins Hixon............................................  43,964,326     2,969,093

     Additional directors continuing in office following the meeting include:
Sanford Miller, James F. Calvano, Martin B. Gregor, Ronald D. Agronin and John
P. Kennedy.

     The vote to approve the adoption of the Budget Group, Inc. 2000 Stock plan was as follows:

Votes For...................................................  31,695,256
Votes Against...............................................   4,615,153
Votes Abstained.............................................      95,861

     The vote of the appointment of Arthur Andersen LLP as the Company's independent accountants for fiscal 2000 was as follows:

Votes For...................................................  46,196,491
Votes Against...............................................     572,652
Votes Abstained.............................................     164,276

ITEM 5  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT
  NO.
-------
  4.1     --   Series 2000-2 Supplement dated as of June 29, 2000 to the
               Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer,
               Budget Group, Inc., as the Servicer and the Budget Interest
               Holder, and Bankers Trust Company, as Trustee.
  4.2     --   Master Motor Vehicle Lease Agreement Group III dated as of
               June 29, 2000 among Team Fleet Financing Corporation, as
               Lessor; Budget Rent a Car Systems Inc., and those
               subsidiaries, affiliates and non-affiliates of Budget Group,
               Inc., named on Schedule I thereto, as Lessees.
 10.1     --   Bridge Loan Agreement dated June 29, 2000 among Deutsche
               Bank, as Lender; Team Fleet Financing Corporation, as
               Borrower; and Budget Group, Inc., as Servicer.
 10.2     --   Amendment to Bridge Loan Agreement dated June 30, 2000 among
               Credit Suisse First Boston, as Lender; Team Fleet Financing
               Corporation, as Borrower; and Budget Group, Inc., as
               Servicer.
 27       --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUDGET GROUP, INC.
                                             (Registrant)

                                          By:          ROBERT L. APRATI
                                            ------------------------------------
                                                      Robert L. Aprati
                                                  Executive Vice President
                                               General Counsel and Secretary

Dated: August 14, 2000

                                          By:           THOMAS L. KRAM
                                            ------------------------------------
                                                       Thomas L. Kram
                                                 Vice President, Controller
                                               (Principal Accounting Officer)

Dated: August 14, 2000