Form 10-Q
period 2000-09-30
BUDGET GROUP INC
filed 2000-11-14
CIK 922471

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

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                       TO
                                   ---------------------    --------------------

                          COMMISSION FILE NO.: 0-23962

                               BUDGET GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      59-3227576
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                               125 BASIN STREET,
                                   SUITE 210,
                            DAYTONA BEACH, FL 32114
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (904) 238-7035

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

                                Yes  X   No  ___

37,250,059 shares of common stock were outstanding as of November 14, 2000, comprised of 35,313,459 shares of the registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the registrant's Class B common stock, par value $0.01.

The Exhibit Index, filed as a part of this report, appears on page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.     Financial Information
Item 1.     Financial Statements
            Consolidated Balance Sheets as of September 30, 2000
              (unaudited) and December 31, 1999.........................    3
            Consolidated Statements of Operations for the Nine-Month
              Periods Ended September 30, 2000 and 1999 (unaudited).....    4
            Consolidated Statement of Changes in Stockholders' Equity
              for the Nine-Month Period Ended September 30, 2000
              (unaudited)...............................................    5
            Consolidated Statements of Cash Flows for the Nine-Month
              Periods Ended September 30, 2000 and 1999 (unaudited).....    6
            Notes to Unaudited Consolidated Financial Statements........    7
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   10
Item 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................   17

PART II.    Other Information
Item 1.     Legal Proceedings...........................................   18
Item 2.     Changes in Securities and Use of Proceeds...................   18
Item 3.     Default Upon Senior Securities..............................   18
Item 4.     Submission of Matters to a Vote of Security Holders.........   18
Item 5.     Other Information...........................................   18
Item 6.     Exhibits and Reports on Form 8-K............................   18
Signature Page..........................................................   19

                         PART I -- FINANCIAL STATEMENTS

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1.  CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................   $   49,368      $   56,886
Restricted cash.............................................       10,517           1,074
Trade and vehicle receivables, net..........................      454,355         416,218
Revenue earning vehicles, net...............................    3,174,305       3,179,603
Property and equipment, net.................................      191,275         215,530
Prepaid expenses and other assets...........................      272,815         226,190
Intangibles, including goodwill, net........................      842,690         852,789
Net assets of discontinued operations.......................       95,524         134,228
                                                               ----------      ----------
  Total assets..............................................   $5,090,849      $5,082,518
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable...............................................   $3,642,194      $3,637,710
Accounts payable, accrued and other liabilities.............      657,964         585,068
Deferred income taxes.......................................          757             757
                                                               ----------      ----------
  Total liabilities.........................................    4,300,915       4,223,535
COMPANY OBLIGATED MANDATORILY REDEEMABLE
  SECURITIES OF SUBSIDIARY..................................      291,685         291,460
                                                               ----------      ----------
STOCKHOLDERS' EQUITY
Common stock................................................          374             373
Additional paid-in capital..................................      598,323         646,641
Foreign currency translation adjustment.....................      (12,702)           (446)
Accumulated deficit.........................................      (85,975)        (77,217)
Treasury stock..............................................       (1,771)         (1,828)
                                                               ----------      ----------
  Total stockholders' equity................................      498,249         567,523
                                                               ----------      ----------
  Total liabilities and stockholders' equity................   $5,090,849      $5,082,518
                                                               ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     FOR THE THREE-MONTH     FOR THE NINE-MONTH
                                                        PERIODS ENDED           PERIODS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------   -----------------------
                                                       2000       1999        2000         1999
                                                     --------   --------   ----------   ----------
OPERATING REVENUE
  Vehicle rental revenue...........................  $678,798   $663,027   $1,839,340   $1,689,830
  Royalty fees and other...........................    29,092     32,161       80,070       86,435
                                                     --------   --------   ----------   ----------
     Total operating revenue.......................   707,890    695,188    1,919,410    1,776,265
                                                     --------   --------   ----------   ----------
OPERATING EXPENSES
  Direct vehicle and operating.....................   273,510    266,337      766,245      706,474
  Depreciation -- vehicle..........................   160,283    146,538      448,691      409,930
  Selling, general and administrative..............   155,321    138,018      450,112      389,156
  Amortization and non-vehicle depreciation........    21,536     16,592       62,577       50,919
                                                     --------   --------   ----------   ----------
     Total operating expense.......................   610,650    567,485    1,727,625    1,556,479
                                                     --------   --------   ----------   ----------
Operating income...................................    97,240    127,703      191,785      219,786
                                                     --------   --------   ----------   ----------
Other expense:
  Vehicle interest, net............................    61,007     50,960      168,239      134,664
  Other interest, net..............................     9,707      8,940       27,663       16,136
                                                     --------   --------   ----------   ----------
     Total other expense, net......................    70,714     59,900      195,902      150,800
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.....................................    26,526     67,803       (4,117)      68,986
Provision (benefit) for income taxes...............    10,588     33,181       (9,421)      28,574
Distributions on trust preferred securities........     4,687      4,792       14,062       14,219
                                                     --------   --------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........    11,251     29,830       (8,758)      26,193
INCOME FROM DISCONTINUED OPERATIONS
  (Net of provision for income taxes)..............        --      7,444           --        4,243
                                                     --------   --------   ----------   ----------
NET INCOME (LOSS)..................................  $ 11,251   $ 37,274   $   (8,758)  $   30,436
                                                     ========   ========   ==========   ==========
EARNINGS PER SHARE
  BASIC:
     Income (loss) from continuing operations......  $   0.30   $   0.81   $    (0.24)  $     0.72
     Income from discontinued operations (Net of
       provision for income taxes).................        --       0.20           --         0.12
                                                     --------   --------   ----------   ----------
     Net income (loss).............................  $   0.30   $   1.01   $    (0.24)  $     0.84
                                                     ========   ========   ==========   ==========
  DILUTED:
     Income (loss) from continuing operations......  $   0.30   $   0.70   $    (0.24)  $     0.72
     Income from discontinued operations (Net of
       provision for income taxes).................        --       0.16           --         0.12
                                                     --------   --------   ----------   ----------
     Net income (loss).............................  $   0.30   $   0.86   $    (0.24)  $     0.84
                                                     ========   ========   ==========   ==========
Weighted average number of shares outstanding
  Basic:...........................................    37,250     36,768       37,249       36,179
  Diluted:.........................................    37,250     47,485       37,249       36,259

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           FOREIGN
                                            ADDITIONAL    CURRENCY                                  TOTAL
                                   COMMON    PAID-IN     TRANSLATION   ACCUMULATED   TREASURY   STOCKHOLDERS'
                                   STOCK     CAPITAL     ADJUSTMENT      DEFICIT      STOCK        EQUITY
                                   ------   ----------   -----------   -----------   --------   -------------
Balance at December 31, 1999.....   $373     $646,641     $   (446)     $(77,217)    $(1,828)     $567,523
Comprehensive income:
  Net loss.......................     --           --           --        (8,758)         --
  Foreign currency translation...     --           --      (12,256)           --          --
Total comprehensive loss.........                                                                  (21,014)
Warrant repurchase...............     --      (17,809)          --            --          --       (17,809)
Make-whole payments..............      1      (30,509)          --            --          57       (30,451)
                                    ----     --------     --------      --------     -------      --------
Balance at September 30, 2000....   $374     $598,323     $(12,702)     $(85,975)    $(1,771)     $498,249
                                    ====     ========     ========      ========     =======      ========

     See accompanying notes to unaudited consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOR THE NINE-MONTH PERIODS
                                                                  ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss)...........................................  $    (8,758)   $    30,436
Income from discontinued operations.........................           --         (4,243)
                                                              -----------    -----------
Income (loss) from continuing operations....................       (8,758)        26,193
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by continuing operating
  activities
Depreciation and amortization...............................      511,268        460,849
Changes in operating assets and liabilities, net of effects
  from acquisitions Stock compensation......................           --            218
  Trade and vehicle receivables.............................      (38,356)        23,752
  Prepaid expenses and other assets.........................       29,235        (33,297)
  Accounts payable, accrued and other liabilities...........       (1,354)        62,361
                                                              -----------    -----------
     Total adjustments......................................      500,793        513,883
                                                              -----------    -----------
  Net cash provided by continuing operating activities......      492,035        540,076
                                                              -----------    -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Change in restricted cash balance...........................       (9,443)       405,471
Proceeds from sale of revenue earning vehicles..............    2,247,814      1,901,313
Purchases of revenue earning vehicles.......................   (2,728,732)    (2,902,152)
Proceeds from the sale of property and equipment............       29,354         10,440
Purchases of property and equipment.........................      (26,764)       (55,234)
Payment for acquisitions, net of cash acquired..............       (5,714)        (1,018)
                                                              -----------    -----------
  Net cash used in continuing investing activities..........     (493,485)      (641,180)
                                                              -----------    -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Net increase (decrease) in vehicle obligations..............      (14,629)       406,839
Net increase (decrease) in commercial paper.................       20,059       (645,397)
Proceeds from other notes payable...........................          935        402,473
Principal payments on other notes payable...................       (1,881)       (73,949)
Warrant repurchase..........................................      (17,809)            --
Make-whole payment..........................................      (30,451)       (23,943)
Proceeds from other equity transactions, net................           --              7
                                                              -----------    -----------
  Net cash provided (used) by continuing financing
     activities.............................................      (43,776)        66,030
                                                              -----------    -----------
Net cash provided (used) by discontinued operations.........       38,704        (55,169)
                                                              -----------    -----------
Effect of exchange rate changes on cash.....................         (996)          (345)
                                                              -----------    -----------
Net decrease in cash and cash equivalents...................       (7,518)       (90,588)
Cash and cash equivalents, beginning of period..............       56,886        124,011
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $    49,368    $    33,423
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

     In December 1999, the Company implemented formal plans to dispose of its retail car sales segment and VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise"), respectively. The Company has provided for results of operations during the phase out period and gains or losses on the disposal of the operations and has segregated net assets from these operations in the accompanying consolidated financial statements. See note 3 to the Company's unaudited consolidated financial statements herein.

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the current year presentation.

2.  ACQUISITIONS

     The Company completed acquisitions of a Budget Rent a Car franchise and a local market car rental company during the nine-month period ended September 30, 2000. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its consolidated financial position or results of operations. The acquired properties are located in Kentucky and England.

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

     The Company has sold both VPSI and Cruise effective September 30, 2000 and October 1, 2000, respectively. The sale of VPSI was recorded at September 29, 2000, its closing date and Cruise will be recorded in the fourth quarter of 2000. The purchase price for Cruise was approximately $27.5 million and Budget will retain a 19.9% ownership interest. The vehicles operated by Cruise but currently administered by the Company are subject to lease terms under which the purchaser is responsible for principal and interest payments and assumes the risk of loss on the vehicles. The purchase price for VPSI was approximately $26.2 million.

     The aggregate sales prices and interim operating results of the discontinued segments (retail car sales, Cruise and VPSI) approximate the estimates used to recognize the expected loss from disposal of business segments recorded in 1999. However, certain assets and liabilities retained by the Company, largely extended warranty and finance reserves, may not be ultimately realized or settled for several periods.

     The Company has franchised all of its remaining corporate owned Budget Car Sales retail facilities and has sold its ownership interest in its car sales joint venture. The Company continues to operate the Carson Chrysler dealership and expects to complete the sale of this dealership by December 31, 2000.

     The sale of the previously mentioned non-core businesses reflects the Company's plans to focus on the car and truck rental businesses.

4.  NOTES PAYABLE

     On February 24, 2000, the Company entered into a $270.0 million seasonal funding facility ("Seasonal Facility") that expired on June 30, 2000. In June 2000, the Seasonal Facility was amended to $170.0 million and extended to September 30, 2000. The Seasonal Facility was paid off in full by September 30, 2000.

     In June 2000, the Company entered into an additional $90.0 million seasonal funding facility ("Seasonal Facility-2") that expired on September 30, 2000. The Seasonal Facility-2 was paid off in full by September 30, 2000.

     Both Seasonal Facilities were utilized to finance the acquisitions of vehicles during the peak buying season. Repayments of the Seasonal Facilities were funded through the disposal of vehicles.

     In November 2000, the Company reached agreement with its lenders on a waiver and amendment to the working capital facility. The waiver period extends through January 31, 2001; the amendment requires the Company to provide additional collateral in the form of liens on certain real estate and furniture and equipment, provides for limited future cash investments in international operations, limits the Company's usage of the working capital facility to letters of credit in an amount not to exceed $465.3 million and, modifies certain financial covenants.

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

                                                               THREE-MONTH         NINE-MONTH
                                                              PERIODS ENDED       PERIODS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                            -----------------   -----------------
                                                             2000      1999      2000      1999
                                                            -------   -------   -------   -------
Net income (loss) from continuing operations..............  $11,251   $29,830   $(8,758)  $26,193
Effect of interest, distributions, and loan fee
  amortization on convertible securities -- net of income
  taxes...................................................       --     3,586        --        --
                                                            -------   -------   -------   -------
     Net income (loss) available to common Stockholders
       after assumed conversion of dilutive securities....  $11,251   $33,416   $(8,758)  $26,193
                                                            =======   =======   =======   =======
Weighted average number of common shares used in basic
  EPS.....................................................   37,250    36,768    37,249    36,179
Effect of dilutive securities:
     Stock options........................................       --        --        --        80
     Convertible securities...............................       --    10,717        --        --
                                                            -------   -------   -------   -------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS..............   37,250    47,485    37,249    36,259
                                                            =======   =======   =======   =======

7.  RESTRUCTURING

     The Company recorded a restructuring charge of approximately $14.9 million in December 1998. This amount related primarily to closing of vehicle rental and car sales locations and centralization of certain finance and administration functions of the Company (the "Restructuring"). At September 30, 2000, all of the employees affected have been terminated and the Company has accruals remaining related to the Restructuring of $3.1 million, which are largely related to leases. During the nine-month period ended September 30, 2000 approximately $1.8 million has been paid or utilized and accrual reductions of approximately $0.3 million have been recorded.

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

     Segment information for the periods ended September 30, 2000 and 1999, respectively, are:

                                                     THREE-MONTH PERIODS     NINE-MONTH PERIODS
                                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                     -------------------   -----------------------
                                                       2000       1999        2000         1999
                                                     --------   --------   ----------   ----------
Revenue
  Car Rental -- North America......................  $431,126   $409,092   $1,211,486   $1,098,883
             -- International......................    89,507     83,966      230,427      191,713
  Truck Rental.....................................   218,322    228,594      565,829      554,211
  Eliminations.....................................   (31,065)   (26,464)     (88,332)     (68,542)
                                                     --------   --------   ----------   ----------
     Total revenue.................................  $707,890   $695,188   $1,919,410   $1,776,265
                                                     ========   ========   ==========   ==========
Operating income (loss)
  Car Rental -- North America......................  $ 83,916   $ 83,752   $  203,037   $  159,423
             -- International......................   (17,311)     7,029      (46,557)       9,416
  Truck Rental.....................................    37,356     39,391       58,704       64,416
  Corporate Overhead...............................    (6,721)    (2,469)     (23,399)     (13,469)
                                                     --------   --------   ----------   ----------
     Total operating income........................  $ 97,240   $127,703   $  191,785   $  219,786
                                                     ========   ========   ==========   ==========

10. SIGNIFICANT NON-CASH TRANSACTIONS

     On March 6, 2000 the Company entered into a ten year marketing agreement with Homestore.com whereby the Company received stock with a market value of approximately $70.0 million. The marketing agreement provides for various services including marketing, exclusive branding and online reservations. The investment is included in prepaid expenses and other assets. In addition, approximately $70.0 million of deferred income has been recorded and included in accounts payable and accrued and other liabilities. The deferred income will be recognized on a straight-line basis over the 10 year life of the agreement. During the first 30 months of the agreement, the Homestore.com stock is subject to certain put provisions that essentially guarantees the minimum value of the stock received by the Company to be no less than approximately $70.0 million. In addition, the maximum value is subject to certain limitations during the first 24 months. No temporary market value declines related to the stock will be recognized by the Company until after the put period has lapsed.

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

     We are experiencing operating losses in Europe, and are evaluating various alternatives to improve our operating results including a model that will reduce our capital investment and increase our royalty base. Although no formal plan has been developed, any dispositions that may result from such a plan may have a material impact on our consolidated financial position and results of operations. Any resulting charges and disposal gains or losses resulting from such dispositions will be reflected in operating income in the period in which the plan is adopted or the disposition occurs.

REVENUES PRIMARILY CONSIST OF:

     - Vehicle rental -- revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations.

     - Royalty fees and other -- fees generated from the Company's licensees and other non-vehicle rental or sales items.

EXPENSES PRIMARILY CONSIST OF:

     - Direct vehicle and operating -- includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance.

     - Depreciation, vehicle -- depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment.

     - Selling, general and administrative -- includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to dealers, travel agents and other third parties.

     - Amortization and non-vehicle depreciation -- includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets.

     - Total other expense, net -- interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

RESULTS OF OPERATIONS

     General Operating Results. Income from continuing operations for the third quarter of 2000 decreased $18.6 million to $11.3 million compared with income of $29.8 million in the third quarter of 1999. Income (loss) from continuing operations decreased $35.0 million to a loss of $8.8 million for the first nine months of 2000 from income of $26.2 million for the same period in 1999. Income per share from continuing operations for the third quarter of 2000 was $0.30 per diluted share compared to income of $0.70 per diluted share in 1999. These decreases were primarily due to lower earnings from international operations and increases of $9.0 million and $27.8 million ($5.0 million and $12.2 million in international operations), in the quarter and year to date periods, respectively, in bad debt expense largely due to continued system conversion issues. In addition, margins in the North America car rental and Truck rental segments were down slightly compared with the third quarter 1999 due to a more competitive pricing environment.

     Operating Revenues. Vehicle rental revenue increased $15.8 million, or 2.4%, in the third quarter of 2000 to $678.8 million from $663.0 million in the third quarter of 1999. This increase was due primarily to volume growth of 5.8% and 23.9% in North America and international car rental, respectively, with a total volume increase of 7.1%. International same market volume grew approximately 20% with the remainder due to acquisitions. Vehicle rental revenue increased $149.5 million or 8.9% to $1,839.3 million for the first nine months of 2000 from $1,689.8 million for the same period in 1999. The increase was due primarily to volume growth of 7.9% and 51.7% in North America and international car rental, respectively, with a total volume increase of 12.1%. International same market volume grew approximately 36% with the remainder due to acquisitions. Vehicle rental revenue increased at a lower rate than volume in the quarter and year to date periods primarily due to lower revenue per day in international car rental reflecting a shift in business mix, mainly to the tour market. In addition, due to a competitive pricing environment in North America car rental in the third quarter 2000 compared to 1999, revenue per day was down slightly, however, due to the strength in the first half of 2000, the year to date revenue per day was up slightly.

     Royalty fees and other revenues decreased $3.1 million, or 9.5%, in the third quarter of 2000 to $29.1 million from $32.2 million in the third quarter of 1999 and decreased $6.4 million, or 7.4%, for the nine months ended September 30, 2000 to $80.1 million from $86.4 million for the first nine months of 1999 due to a decrease of $2.4 million and $3.2 million in revenue from move management operations in the three and nine-month periods, respectively and lower royalty and other fees from franchisees primarily resulting from international franchise acquisitions. These revenues largely represent royalty and other fees from the Company's franchisees and revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $43.2 million, or 7.6%, in the third quarter of 2000 to $610.7 million from $567.5 million in the third quarter of 1999 and increased $171.1 million or 11.0% to $1,727.6 million from $1,556.5 million for the first nine months ended 2000 and 1999, respectively. These increases were generally reflective of the volume increases previously mentioned.

     Direct vehicle and operating expenses increased $7.2 million, or 2.7%, in the third quarter of 2000 to $273.5 million from $266.3 million in 1999. These expenses increased at lower rate than volume, primarily in North America, largely due to improved productivity for direct personnel, a $2.7 million increase in the pass-through of fees and surcharges to customers and shifting from leased vehicles to owned vehicles in international operations. Direct vehicle and operating expenses for the first nine months of 2000 increased $59.8 million, or 8.5%, to $766.2 million from $706.5 million in 1999. This increase is generally reflective of the previously mentioned volume increase of 12.1%. The year to date positive impact of the previously mentioned productivity, pass-through of fees and shift from leased vehicles in international operations, more than offset the impact of increased net repairs, maintenance and vehicle reconditioning expenses, which primarily impacted the first quarter of 2000 as compared to 1999.

     Vehicle depreciation expense for the third quarter increased $13.7 million, or 9.4%, to $160.3 million from $146.5 million in 1999. Vehicle depreciation increased $38.8 million or 9.5% for the first nine months of 2000 to $448.7 million from $409.9 million for the same period in 1999. This expense for the third quarter increased at a rate higher than volume primarily due to a shift in the mix of leased to owned vehicles in international operations resulting in higher depreciation and lower leasing costs compared to the same period in 1999 and partially offset by the impact on depreciation of extending the expected holding periods of certain trucks. This expense for the nine-month period increased at a rate lower than volume primarily due to a shift in mix to lower cost vehicles, primarily in the first quarter, as compared to 1999 and the impact of the previously mentioned extension in expected truck holding period.

     Selling, general and administrative expenses increased by $17.3 million, or 12.5%, in the third quarter of 2000 to $155.3 million from $138.0 million in the third quarter of 1999. This increase reflects higher selling costs associated with the increased rental revenue, the previously mentioned $9.0 million increase in bad debt expense, and an increase in incentive compensation costs of $3.8 million due to a difference in the timing of the recognition and reversal of this expense compared to 1999, somewhat offset by a gain on sale of property of $5.0 million and lower truck administrative personnel expense of approximately $1.1 million. Selling, general and administrative expenses increased $61.0 million or 15.7% for the first nine months of 2000 to $450.1 million from $389.2 million in 1999. This increase reflected higher selling costs associated with the increased rental revenue, the previously mentioned $27.8 million increase in bad debt expense and an increase of $4.2 million related to separation costs, offset somewhat by lower truck administrative personnel expense of $8.0 million and gain on sale of property of $5.0 million. We have continued to increase our allowance for doubtful accounts to reflect the aging of customer receivables. System caused billing inaccuracies and delays in applying cash received to invoices billed has continued to impair our ability to collect amounts due and we have undertaken manual and technology based actions to correct this situation. Although progress has been made, bad debt expense may continue to have a detrimental effect on operating results going forward.

     Amortization and non-vehicle depreciation expense increased $4.9 million, or 29.8%, in the third quarter of 2000 to $21.5 million from $16.6 million in the third quarter of 1999. For the first nine months of 2000 these expenses increased $11.7 million or 22.9% to $62.6 million from $50.9 million for the same period in 1999. These increases reflect the impact of software and other capital expenditures made primarily in 1999.

     Other expense, net. Other expense, net of interest income, increased $10.8 million, or 18.1% in the third quarter of 2000 to $70.7 million from $59.9 million in the third quarter of 1999 and increased $45.1 million, or 29.9%, to $195.9 million from $150.8 million for the first nine months of 2000 and 1999, respectively. These increases were largely due to higher borrowing levels reflecting the volume increases and resulting larger average fleet size and an increase in average interest rates. The rate increase resulted from the issuance of the senior notes in April 1999 and MTN's in June 1999, both of which replaced maturing debt that had lower interest rates, and a general rise in interest rates over the prior year.

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

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.7 million and $14.1 million for the three and nine-month periods ended September 30, 2000, respectively, approximated the amounts in 1999. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's operations have been funded by cash provided from operating activities and by financing provided by asset backed notes, banks, and automobile manufacturers' captive finance companies. Our primary use of cash is for the acquisition of new vehicles for the rental fleet. The indebtedness at September 30, 2000 has interest rates ranging from 4.35% to 12.00% and the material terms of the financing facilities are described below. Approximately $1.1 billion of fleet-related indebtedness will mature during 2001. We intend to fund our additional fleet financing requirements and debt maturities through asset-backed notes and revolving credit facilities with financial institutions for fleet financing and working capital, as well as through other similar facilities.

ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operating activities decreased 8.9% to $492.0 million during the nine months ended September 30, 2000, from $540.1 million during the nine-month period ended September 30, 1999. This decrease is primarily due to an increase in trade and vehicle receivables of $62.1 million offset by $15.5 million in net income adjusted for depreciation and amortization. Changes in prepaid and other assets and accounts payable and accrued liabilities offset each other largely due to the Homestore.com transaction. See note 10 to the Company's unaudited consolidated financial statements herein.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $2,247.8 million and $1,901.3 million during the first nine months of 2000 and 1999, respectively. Cash paid to suppliers of revenue earning vehicles was $2,728.7 million and $2,902.2 million during the first nine months of 2000 and 1999, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million and $1.0 million during the first nine months of 2000 and 1999, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $26.8 million and $55.2 million for the first nine months of 2000 and 1999, respectively.

     Net cash provided by financing activities for the nine-month period ended September 30, 2000, decreased by $109.8 million over the nine-month period ended September 30, 1999 to net cash used of $43.8 million. This decrease over the prior year was due primarily to the issuance of a new financing facility in September 1999.

     In the first nine months of 2000, the Company paid $17.8 million to the former owners of Ryder TRS to repurchase warrants to purchase Class A common stock. See note 5 to the Company's unaudited consolidated financial statements herein.

     In April 2000, the Company entered into a series of agreements to pay the final payment of the Ryder TRS make-whole obligation for $30.4 million in cash. These payments were recorded as charges to additional paid-in-capital. Payments of approximately $12.0 million were made in April and May, 2000 and the final payment of $18.4 million was paid on July 3, 2000.

DEBT FACILITIES -- GENERAL

     The Company borrows money directly and through its special purpose fleet financing subsidiaries, Team Fleet Financing Corporation ("TFFC") and Budget Funding Corporation. Subsidiaries also have various working capital facilities in place to finance operating activities. At September 30, 2000, the Company had $3,642.2 million of indebtedness outstanding, $3,182.3 million of which represented secured fleet financing and $459.9 million of which represented non-vehicle indebtedness. At September 30, 2000, the Company had $387.6 million of availability under various fleet financing facilities.

RECENT DEBT PLACEMENTS AND RETIREMENTS

     On February 24, 2000, the Company entered into a $270.0 million seasonal funding facility ("Seasonal Facility") that expired on June 30, 2000. In June 2000, the Seasonal Facility was amended to $170.0 million and extended to September 30, 2000. The Seasonal Facility was paid off in full by September 30, 2000.

     In June 2000, the Company entered into an additional $90.0 million seasonal funding facility ("Seasonal Facility-2") that expired on September 30, 2000. The Seasonal Facility-2 was paid off in full by September 30, 2000.

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

FLEET FINANCING FACILITIES

     At September 30, 2000, the Company had borrowed $2,726.0 million under asset-backed MTN's and $293.9 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in December 1996 ("TFFC-96"), notes issued in April 1997 ("TFFC-97"), notes issued in June 1998 ("TFFC-98") and notes issued in June 1999 ("TFFC-99"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at September 30, 2000, ranged from 6.07% to 7.85%.

     Our other vehicle obligations consist primarily of international outstanding lines of credit to purchase rental vehicles. Borrowings under collateralized available lines of credit at September 2000 consist of $162.4 million for rental vehicles with maturity dates through 2003. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.35% to 12.00% at September 30, 2000. Management expects that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

COMMERCIAL PAPER

     The commercial paper facility (the "CP") that was established in April 1997, was renewed in April 2000 for $670.0 million, had an outstanding principal balance of $195.1 million and $293.9 million at September 30, 1999 and 2000, respectively, bears interest ranging from 6.57% to 6.80% at September 30, 2000, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances, the CP may be repaid by draws under a related, bank liquidity facility ($581.0 million) or a related letter of credit ($90.0 million). The CP is issued periodically with maturities of up to 58 days. It is the Company's intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires in October 2002. No amounts were drawn under the bank provided liquidity facility or related letter of credit at September 30, 2000.

MEDIUM TERM NOTES (MTN'S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166.0 million at September 30, 1999 and 2000, bear interest at 6.65% per annum. Monthly principal payments of $13.8 million commence in May 2001, with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at September 30, 1999 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at September 30, 1999 and 2000, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at September 30, 1999 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100.0 million at September 30, 1999 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% to 6.84% and have maturity dates from 2001 to 2005. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes issued in June 1999, consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 6.86%) to 7.85% and have maturity dates from 2001 to 2004. These notes were issued in three different series. TFFC 99-2 has a principal amount of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and has a maturity date of June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

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

WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, the Company entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 2.50% or prime plus 1.25% (9.12% at September 30, 2000) and expires in 2003. There is no outstanding balance on this facility at September 30, 2000. The facility is secured primarily by cash, accounts receivable and vehicles and is subject to certain covenants, the most restrictive of which require the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At September 30, 2000, the Company had $465.3 million in letters of credit outstanding.

     In November 2000, the Company reached agreement with its lenders on a waiver and amendment to the working capital facility. The waiver period extends through January 31, 2001; the amendment requires the Company to provide additional collateral in the form of liens on certain real estate and furniture and equipment, provides for limited future cash investments in international operations, limits the Company's usage of the working capital facility to letters of credit in an amount not to exceed $465.3 million and, modifies certain financial covenants. The inability of the Company to agree with lenders on acceptable terms going forward could have a material adverse effect on the Company's consolidated financial position and results of operations.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $8.3 million from $5,082.5 million at December 31, 1999 to $5,090.8 million at September 30, 2000.

     Total liabilities increased by $77.4 million from $4,223.5 million at December 31, 1999 to $4,300.9 million at September 30, 2000. This increase, largely in accounts payable, accrued and other liabilities of $72.9 million resulted primarily from the deferred income recognized in relation to the Homestore.com agreement. See note 10 to the Company's unaudited consolidated financial statements herein.

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

     During 1999, we recognized approximately $0.7 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.9 million will be expended in 2000 and 2001. Approximately $0.6 million was spent in 2000 through September 30. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

FORWARD LOOKING STATEMENTS

     This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute "forward looking statements" under the Private Securities Litigation Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include additional risk of losses from international operations and general economic conditions as well as the risks set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. No significant changes have occurred in our capital structure or market risk profile during the period ended September 30, 2000. See the Company's disclosures regarding market risk as of December 31, 1999 included under Item 7A of the Company's Form 10-K.

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

     Exhibit 27 -- Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUDGET GROUP, INC.
                                             (Registrant)

                                          By:         WILLIAM S. JOHNSON
                                            ------------------------------------
                                                     William S. Johnson
                                                  Executive Vice President
                                                  Chief Financial Officer

Dated: November 14, 2000

                                          By:           THOMAS L. KRAM
                                            ------------------------------------
                                                       Thomas L. Kram
                                                 Vice President, Controller
                                               (Principal Accounting Officer)

Dated: November 14, 2000