Form 10-K
period 2000-12-31
BUDGET GROUP INC
filed 2001-04-04
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 26, 2001 (based on the closing sale price of the Registrant's Class A common stock, par value $.01, as reported on the New York Stock Exchange on such date) was $63,186,538. 37,410,672 shares of common stock were outstanding as of March 26, 2001, comprised of 35,474,072 shares of the Registrant's Class A common stock, par value $0.01, and 1,936,600 shares of the Registrant's Class B common stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001 are herein incorporated by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   31
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   32

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   32
Item 13.  Certain Relationships and Related Transactions..............   32

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   33

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

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

  CAR RENTAL

     The car rental industry is comprised of two principal markets: general use (including airport and local market facilities) and insurance replacement. General use companies serving airport and local markets accounted for approximately 77% of rental revenue in the United States in 2000, while the insurance replacement segment accounted for approximately 23% of rental revenue. General use locations rent vehicles primarily to business and leisure travelers, while insurance replacement facilities rent primarily to individuals who have lost the use of their vehicles because of accidents, theft or breakdowns. In addition to vehicle rental revenue, the industry derives significant revenue from the sale of related products such as liability insurance, loss damage waivers and refueling services.

     The domestic general use car rental market includes several major companies which operate airport and local market facilities. The insurance replacement market is dominated by Enterprise, which operates primarily non-airport locations. In addition, there are many smaller companies that operate primarily through non-airport locations. Most of the major car rental companies in the United States operate through a combination of corporate-owned and franchised locations.

     There were significant changes in the ownership of domestic car rental companies in 1996 and 1997, as ownership of these companies has shifted in large part from the major automobile manufacturers to independent ownership. General Motors sold its 25% stake in Avis to HFS, Inc. in May 1996, and Avis completed its initial public offering in September 1997. Republic Industries acquired Alamo in November 1996 and National (which had previously been controlled by General Motors) in January 1997. In April 1997, Ford sold approximately 20% of its equity in Hertz in an initial public offering and sold its controlling interest in BRACC to us. In December 1997, Chrysler sold Dollar and Thrifty through an initial public offering. The industry saw further changes in 2000 and early 2001, as Ford repurchased the 20% of Hertz previously sold to the public, AutoNation, Inc. spun off Alamo, National and Car Temp USA to ANC Rental Corporation and Cendant acquired all the publicly held equity interests in Avis.

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

     Since the late 1980's, vehicle rental companies have acquired their fleet primarily pursuant to repurchase programs with automobile manufacturers. Under such programs, a car rental company agrees to purchase a specified minimum number of new vehicles at a specified price, and the manufacturer agrees to repurchase those vehicles from the car rental company at a future date (typically, six to nine months after the purchase). The repurchase price paid by the manufacturer is based upon the capitalized cost of the vehicles less an agreed-upon depreciation factor and, in certain cases, an adjustment for damage and excess mileage. These programs limit a car rental company's residual risk with respect to its fleet and enable the company to determine a substantial portion of its depreciation expense in advance. We believe these "program" vehicles constitute a substantial majority of the vehicles in the fleet of U.S. car rental companies.

     The total number of rental vehicles in service in the U.S. has been estimated at 1.8 million in 2000. The total revenue for the U.S. car rental industry has been estimated by industry sources at $19.4 billion in 2000, an increase of 5.6% over 1999 revenue of $18.3 billion. We believe the factors driving this industry growth include increases in airline passenger traffic, the trend toward shorter, more frequent vacations resulting from the number of households with two wage earners, the demographic trend toward older, more affluent Americans who travel more frequently and increased business travel. Car rental companies have also been able to increase the revenue they earn on their vehicles through the implementation of yield management systems similar to those utilized by the major airlines.

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

BACKGROUND

     Since 1996, we substantially increased the size of our business through two major acquisitions. In April 1997, we purchased BRACC from Ford Motor Company for approximately $381 million (and assumed or refinanced approximately $1.4 billion of indebtedness), and in June 1998 we acquired Ryder TRS for approximately $260 million (and assumed approximately $522 million of indebtedness).

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

     The BRACC and Ryder TRS acquisitions have positioned us to improve the performance of one of the world's leading car rental companies and the nation's second largest consumer truck rental business. By improving our service quality, investing in our infrastructure and capturing the benefits from the full integration of our businesses, we intend to enhance our returns on the significant investments we have made over the last four years.

2000 INITIATIVES

     During 2000, we undertook a number of initiatives to cut operating costs, reduce operating losses and reorganize our core car and truck rental operations. As a result of these initiatives, we completed the consolidation and realignment of our North American vehicle rental operations into two segments operating under a single management structure. We believe that these efforts, combined with our refranchising initiatives in Europe, reflect the full and complete reshaping of Budget to a core car and truck rental business.

          CONSOLIDATION OF TRUCK RENTAL OPERATIONS -- We substantially completed the integration of the Ryder TRS truck rental and Budget Truck Group operations into the North American Vehicle Operations. The marketing, human resources and certain other administrative functions integration is now complete, and we expect that integration of information technology systems will be completed in 2001 or 2002. These initiatives reduced headcount in our truck operations by 215. We also made significant adjustments to our truck inventory to reduce the size of the fleet and related inventory carrying costs. As a result of these efforts, we expect to reduce our maintenance costs and improve utilization. We expect that the reduction in fleet and associated reductions in operating costs will result in improved truck rental operating margins for 2001.

          CONSOLIDATION OF CAR RENTAL OPERATIONS -- We completed the integration of Premier Car Rental, our insurance replacement car rental company, into our Budget Rent a Car operations. By combining these operations, BRACC has approximately 460 local market locations across North America and a combined local market fleet of over 40,000 cars. This consolidation enables BRACC to serve the retail rental and insurance replacement markets under the Budget brand name from single points of distribution. This consolidation reduced operating costs, improved asset utilization and expanded the product offering at BRACC car rental locations.

          DISPOSITION OF NON-CORE ASSETS -- During 2000 we completed the disposition of Cruise America and VPSI and substantially completed the disposition of our car sales operations as an owner/operator. We franchised all of our remaining corporate owned Budget Car Sales facilities and sold our ownership in our car sales joint venture. We expect to sell our one remaining new car dealership by mid-2001.

          EUROPEAN REFRANCHISING -- In Europe, we adopted a plan to significantly reduce the number of corporate owned car rental locations and pursue strategic franchising arrangements in major territories. The refranchising of the European operations will enable us to continue our strong presence in these car rental markets while substantially reducing our financial risk. We also cancelled or repriced low-yield tour and commercial accounts and re-negotiated vendor contracts to reduce costs.

          CREDIT FACILITY AMENDMENT -- In the first quarter of 2001, we reached agreements with the lenders under our revolving credit facility for changes to the facility that will permit a multi-step financing plan to fund our fleet needs for 2001 and beyond. The revolving credit facility is used primarily to provide credit enhancement (letters of credit) for our fleet borrowings. The amendments to this facility restore our ability to issue letters of credit under the credit facility to $550.0 million and to borrow up to $25.0 million to bring the total capacity under the agreement to $550.0 million. The restructured facility will also permit us to proceed with asset-backed offerings and other fleet financings to fund our peak fleet needs and to replace fleet debt that matures over the next ten months. The amendment requires the Company to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA").

2000 NON-RECURRING CHARGES

     In March 2001, we announced that we recorded non-recurring charges and other 2000 fourth-quarter adjustments of $399.0 million.

     The charges generally fall into four categories:

     - charges related to the European operating model change from corporate owned locations to franchised operations, including the write-off of goodwill and information technology systems in Europe ($200 million);

     - charges related to asset valuations ($56 million), including an adjustment to corporate equity investments;

     - adjustments related to truck inventory disposal valuations resulting from a weak wholesale market ($45 million); and

     - charges related to uncollectible accounts receivable ($48 million) and other miscellaneous charges ($50 million).

     Approximately eighty-four percent of these charges were non-cash items. The cash impact of the charges attributable to U.S. operations is approximately $23 million, and approximately $41 million is attributable to Europe.

2001 INITIATIVES

     Our focus for 2001 will include improving cash flow and liquidity while continuing to decrease operating expenses. These initiatives are designed to improve the financial performance of Budget Group and enhance stockholder value. Key elements of this program include:

          IMPROVE LIQUIDITY. In recent years, investments to build necessary operations infrastructure and technology upgrades have impacted our liquidity. The recent amendments to our revolving credit facility are the first step of a four-step financing plan to improve liquidity and cash management. In addition to the credit facility amendments, we will or have:

        - entered into a seasonal fleet financing line to cover peak short-term fleet obligations;

        - refinance approximately $1.0 billion of asset-backed medium-term notes that mature over the next ten months through issuances of new asset-backed securities; and

        - renew or replace our commercial paper program.

          COMPLETE EUROPEAN REFRANCHISING. We expect to substantially complete our European refranchising efforts in the second quarter of 2001. The change in operating model to franchises instead of corporate owned locations is expected to reduce our financial exposure and improve cash flows from our European operations.

          CONSOLIDATION OF BUSINESS SYSTEMS. Our reorganization efforts from 2000 reflect the reshaping of Budget Group to a singular core car and truck rental business. We will continue to evaluate other systems and key business processes to determine additional areas of cost reduction and improve overall financial performance.

          TRUCK MARGIN INITIATIVES. In 2000, we made significant adjustments to reduce our truck fleet and the related carrying costs. We expect these fleet reduction efforts to continue. Additionally, we have adopted improved truck fleet management procedures. As a result of these initiatives, we expect to improve truck operating margins through improved utilization and reduced maintenance costs.

CAR RENTAL

     Our Car Rental segment is comprised of the following operations:

                                                                   CAR RENTAL
                                                                     SEGMENT
OPERATING COMPANY                           BUSINESS              2000 REVENUE
-----------------                           --------              -------------
                                                                  (IN MILLIONS)
Budget Rent a Car (including     Worldwide general use car          $1,847.7
  remaining Premier Car Rental   rental operator and franchisor
  locations)

BUDGET RENT A CAR

     Through Budget Rent a Car, we operate the third largest car and truck rental system in the world. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name. There are approximately 3,280 Budget car rental locations. Approximately 33% are corporate-owned and operated and 67% are operated by franchisees. Approximately 900 locations primarily serve airport business and approximately 2,380 are local market (downtown and suburban) locations.

     We currently maintain more local market car rental locations throughout the world than most of our competitors and are unique among major car rental systems in that we also rent trucks in most of our major markets. The following charts present the geographic distribution of Budget rental locations by operating regions, including the United States, Canada, Latin America and the Caribbean ("LAC"), Europe, the Middle East and Africa ("EMEA") and Asia and Pacific ("AP"):

                                   LOCATIONS

                                    (CHART)

     U.S. OPERATIONS

     Budget Rent a Car revenue in the United States was approximately $1.8 billion in 2000. At December 31, 2000, there were approximately 610 corporate-owned and 440 franchised Budget Rent a Car locations in the United States, which accounted for approximately $1.4 billion and $400 million of revenue, respectively.

     Of corporate-owned Budget U.S. car rental locations, 22% primarily serve airport business and 78% are local market (downtown and suburban) facilities. Approximately 74% of BRACC's U.S. revenue was attributable to the airport segment and 26% to the local segment in 2000. Approximately 50% of our U.S. rentals are leisure-related and approximately 50% are business-related.

     A summary of certain of the principal operating statistics for our corporate-owned Budget Rent a Car operations is presented in the table below:

                                               1999           2000        2000 VS. 1999
                                            -----------    -----------    -------------
Revenue (in millions).....................  $   1,343.4    $   1,434.0      6.7   %
Rental days...............................   33,995,759     36,071,753      6.1   %
Daily dollar average......................  $     39.52    $     39.75      0.6   %
Utilization...............................         82.8%          82.7%     -10   bps
Monthly revenue per vehicle...............  $       996    $     1,003      0.7   %
Fleet (average)...........................      112,429        119,119      6.0   %
Length of rental (average days)...........         4.36           4.31      -1.1  %

     INTERNATIONAL OPERATIONS

     In the fourth quarter of 2000, we embarked on a plan to change our European operating model to scale back the number of corporate owned locations and focus on increasing franchised locations in key territories. At December 31, 2000, Budget's international car rental operations included approximately 460 corporate owned locations and 1,770 franchised locations. Of the corporate-owned international facilities, 28% primarily serve airport businesses and 72% serve local markets.

     A summary of certain of the principal operating statistics for our corporate-owned international Budget Rent a Car operations is presented below:

                                               1999           2000        2000 VS. 1999
                                            -----------    -----------    -------------
Revenue (in millions).....................  $     260.0    $     296.6      14.1   %
Rental days...............................    5,404,521      7,670,478      41.9   %
Daily dollar average......................  $     35.29    $     29.42      -16.6  %
Utilization...............................         68.8%          71.5%      270   bps
Monthly revenue per vehicle...............  $       738    $       641      -13.1  %
Fleet (average)...........................       21,526         29,329      36.2   %
Length of rental (average days)...........         5.22           5.82      11.5   %

     FLEET

     General. We rent a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. Rentals are generally made on a daily, weekly or monthly basis and generally include unlimited mileage. Rental charges are computed on the basis of the length of the rental or, in some cases, on the length of the rental plus a mileage charge. Rates vary at different locations depending on the type of vehicle rented, the local market and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. We also generally offer our customers the convenience of leaving a rented vehicle at a location in a city other than the one in which it was rented, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed. We facilitate one-way car rentals between corporate-owned and franchised locations in the United States that enable us to operate more fully as an integrated network of locations.

     Vehicle Purchasing. We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. On average during 2000, approximately 70% of our vehicle purchases consisted of Ford vehicles, 12% Nissan and Toyota vehicles, 8% Chrysler vehicles and the remaining 10% were from other manufacturers, including Hyundai, General Motors, Jaguar and Saab. These percentages vary among our operations and will most likely change from year to year. The average price for automobiles purchased by us in 2000 for our BRACC car rental fleet was approximately $18,500.

     Our principal vehicle supply relationship has historically been with Ford. We have a 10-year Supply Agreement with Ford, which went into effect in April 1997. Under the Supply Agreement, we agreed (i) to purchase or lease at least 70% of the total number of vehicles leased or purchased by us in each model year from Ford or (ii) to purchase or lease at least 80,000 new Ford vehicles in each model year in the United States. Ford and its affiliates are required to offer to us and our franchisees, for each model year, vehicles and fleet programs competitive with the vehicles and fleet programs of other automobile manufacturers.

     Vehicle Disposition. Our strategy is to maintain our car rental fleet at an average age of five months or less. Approximately 72% of the vehicles purchased for the BRACC fleet in model year 2000 were program vehicles. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically six to nine months) and impose numerous return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers' repurchase programs, over which we have no control. In addition to manufacturers' repurchase programs, we dispose of our rental fleet largely through automobile auctions and sales to wholesalers.

     Of the 172,400 rental cars we sold in 2000, we sold approximately 121,000 back to manufacturers pursuant to repurchase programs, 50,000 through third-party channels (such as public auctions) and 1,400 were sold directly to consumers.

     Utilization and Seasonality. Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2000, BRACC's average monthly fleet size in North America ranged from a low of 104,140 vehicles in December to a high of 134,806 vehicles in July. Fleet utilization for 2000, which is based on the average number of days vehicles are rented compared to the total number of days vehicles are available for rent, ranged from 73% in December to 86% in August and averaged 83% for 2000.

     Yield Management. In 1998, we implemented a yield management system for our car rental business developed in conjunction with Talus, a leading supplier of such systems. The system uses information from our reservations, fleet management and other systems to optimize our rental pricing and fleet utilization. An enhanced version of our yield management system is now operational in approximately 50 U.S. airport markets.

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

     MARKETING

     Marketing Programs. In 2000, we continued our Perfect Drive and Fastbreak programs. Perfect Drive is an innovative customer loyalty program launched by BRACC in April 1998, that allows members to accumulate points for renting Budget vehicles, with the points being redeemable for discounts on future rentals as well as select products offered through vendors such as Calloway Golf, K2 and Bolle. Fastbreak, launched in August 1998, is an express service program featuring paperless transactions that is now available at major airports nationwide.

     Internet Initiatives. In 2000, we launched an improved booking engine for Budget.com and made changes to Yellowtruck.com that improved the speed and service capabilities of these web-sites. These changes, along with our marketing programs have lead to significant volume growth through this low cost channel. We have agreements to promote our car rental service with major Internet portals, including America Online, priceline.com, Southwest Airlines and Yahoo, and in 2000 announced a strategic alliance with Homestore.com to offer Budget Truck Rental and Ryder TRS reservations to visitors of the Homestore.com web site.

     Travel Agent Incentives. We estimate that approximately 34% of domestic car rental revenue is attributable to reservations made through travel agents. To develop business in this market we have implemented Unlimited Budget, a loyalty incentive program for travel agents. In conjunction with Carlson Marketing Group and MasterCard, we developed the Unlimited Budget MasterCard, which is designed around a personal debit card. Travel agents earn reward points for every eligible U.S. business and leisure rental completed by their clients, which are deposited in a special debit card account in the travel agent's name and can be used like cash. We have enrolled over 64,000 travel agents since September 1997 in this program.

     Sears Car and Truck Rental. In 1970, we established a contractual relationship with Sears which allows Budget operating locations to provide car and truck rentals under the Sears name. Sears Car and Truck Rental customers may use their Sears charge card for payment of rental charges. Sears Car and Truck Rental is available at approximately 1,050 Budget locations in the United States.

     FRANCHISING

     Of the approximately 3,450 Budget worldwide car and truck locations at December 31, 2000, more than 67% were owned and operated by franchisees. Franchised locations range from large operations in major airport markets with fleet sizes in excess of 4,000 vehicles and franchise territories within an entire country to operations in small markets with fleets of fewer than 50 vehicles.

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

     During 2000, we acquired one franchisee in North America in Louisville, Kentucky, and two franchisees abroad, Invicta Motors in England and Eastern Suburbs Auto Rental in Australia. We believe that acquisitions of select franchised locations can ensure consistent quality, pricing and service and makes us more attractive to our corporate customers who demand consistent rates among all Budget locations.

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

     INFORMATION TECHNOLOGY

     Our information technology is designed to provide us with high quality, cost-effective systems and services on a timely basis. BRACC's state-of-the-art reservation system, which consists of a highly integrated mainframe system with an intelligent workstation component for reservation agents, allows them to access pertinent information in a fast and user-friendly manner. The reservation system has direct interfaces to the airline reservation systems and captures key corporate and customer information.

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

TRUCK RENTAL

     Our Truck Rental segment is comprised of the following operations:

                                                                TRUCK RENTAL
                                                                   SEGMENT
                                                                    2000
OPERATING COMPANY               BUSINESS                           REVENUE
-----------------               --------                        -------------
                                                                (IN MILLIONS)
                                                                -------------
Budget Truck Rental             Local and one-way consumer and     $194.6
                                light commercial truck rental
                                operator and franchisor
Ryder TRS                       Local and one-way consumer          518.4
                                truck rental operator,
                                primarily through dealers

     In 2000, our Truck Rental revenue was $713.0 million. We operate a combined truck rental fleet of over 43,000 Ryder and Budget trucks through a network of approximately 3,800 corporate-owned, dealer and franchised locations. In June 1998, we purchased Ryder TRS, the second largest provider of truck rentals and related moving supplies to consumers in the United States. With its fleet of approximately 28,600 yellow trucks, Ryder has strong brand recognition and enjoys a high level of satisfaction among consumers. Budget Truck Rental is the second largest truck rental company in the U.S. and has traditionally been strong in the light commercial market. Together, Budget Truck Rental and Ryder TRS comprise approximately 22% of the

U.S. truck rental market, second only to U-Haul's 49% share. The average age of our truck rental fleet was 26 months at December 31, 2000.

     Information on the estimated system-wide fleet size and U.S. locations at December 31, 2000 and business mix by revenue for the year for Ryder TRS and Budget Truck Rental is set forth below:

                                                                             BUSINESS MIX
                                                                       -------------------------
                                              FLEET SIZE   LOCATIONS     CONSUMER     COMMERCIAL
                                              ----------   ---------   ------------   ----------
Ryder TRS...................................    28,600       3,160          72%           28%
Budget Truck Rental.........................    14,600         640          37%           63%
                                                ------       -----
          Totals............................    43,200       3,800

  TRUCK RENTAL GROUP INTEGRATION

     In an effort to generate maximum returns from our truck rental brands, we undertook a multiple-year process to attain the full integration of the Budget and Ryder TRS truck systems, including management, procurement, maintenance, fleeting, pricing and reservations. In 1999 and 2000, we transitioned the marketing, human resources and certain other administrative functions to BRACC's offices in Lisle, Illinois. We expect that the information technology integration will be completed in 2001 or 2002. This integration should improve our fleet quality and delivery systems and reduce overall costs, resulting in improved operating margins. (See Trademarks).

  RYDER TRS

     Ryder TRS is the second largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 28,600 trucks operating through dealers and corporate owned operations at December 31, 2000.

     The table below presents certain operating statistics of Ryder TRS:

                                                      1999          2000      2000 VS. 1999
                                                   ----------    ----------   -------------
Transactions.....................................   2,033,696     1,948,196        -4.2%
Revenue per transaction..........................  $      251    $      264         5.2%
Monthly revenue per vehicle......................  $    1,429    $    1,406        -1.6%
Utilization......................................        48.5%         47.8%        -70bps
Daily dollar average.............................  $    96.85    $    96.37        -0.5%

     Ryder TRS's truck rental services are offered through a national network of approximately 3,140 dealers and 17 corporate-owned and operated outlets at December 31, 2000. Dealers have access through their point-of-sale systems to information concerning inventory levels at all dealers within their market. Dealerships consist primarily of auto sales and service retailers, rental centers, self storage centers, car rental locations and other vehicle-related businesses that are owned by independent parties. In addition to operating their principal lines of business, these dealers rent our trucks to consumers, and we pay the dealers a commission on all truck rentals and other sales and rentals. Dealership agreements generally can be terminated by either party upon 30 to 90 days prior written notice, depending on dealer tenure.

  BUDGET TRUCK RENTAL

     Through Budget Truck Rental, we operate the third largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 14,600 trucks at December 31, 2000. Rental facilities are typically operated in conjunction with Budget Car Rental locations. At December 31, 2000, we rented Budget trucks at approximately 410 corporate-owned locations and 230 franchised locations.

     The table below presents certain operating statistics of corporate-owned Budget truck rental operations:

                                                                              2000 VS.
                                                      1999        2000          1999
                                                    --------    --------    ------------
Transactions......................................   702,953     686,498        -2.3%
Revenue per transaction...........................  $    271    $    279         3.0%
Monthly revenue per vehicle.......................  $  1,015    $  1,019         0.4%
Utilization.......................................      55.5%       56.9%        140bps
Daily dollar average..............................  $  60.17    $  58.68        -2.5%

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

  STORAGE USA JOINT VENTURE

     In September 1999, we formed a joint venture with Storage USA, Inc. ("Storage USA") and Storage USA Franchise Corp., an affiliate of Storage USA. Under the joint venture, Storage USA, which operates 533 self-storage facilities in 38 states and the District of Columbia, and Budget: (i) brand selected Storage USA facilities as "Budget Storage USA" and market the new Budget Storage USA franchise to other independent self-storage operators; (ii) grant Storage USA the right to offer Budget and Ryder truck rentals at its facilities across the country; and (iii) share truck rental and self-storage leads received from the companies' toll-free numbers.

  STRATEGIC ALLIANCE WITH HOMESTORE.COM

     In March 2000, we entered into a strategic ten-year alliance between the Budget Truck Division and Homestore.com. Homestore.com provides one of the leading network of sites on the Internet for home and real estate-related information. Homestore.com's family of web sites enables consumers to shop for existing homes, look for new home construction, find an apartment, research home improvement matters and find comprehensive moving and relocation information on the Internet. As a result of this alliance, visitors to the

Homestore.com web-site will now have access to online truck rental quotes, online reservations and online purchase of boxes and moving supplies from Ryder TRS and Budget Truck Rental. Homestore.com will participate in online and off-line Budget media commitments, including national yellow page advertising, print, television and radio advertising, and in-store promotions. In addition, the Budget Truck Group rental fleet will display the Homestore.com logo. In return for marketing and exclusive branding services, Homestore.com issued 1,085,271 shares of its common stock to Budget.

DISCONTINUED OPERATIONS

     In December 1999 we adopted plans to sell or dispose of our car sales segment, Cruise America and VPSI. In 2000, Budget sold substantially all of its retail car sales locations as well as certain other non-core assets and subsidiaries. In March 2000, We completed the sale of our program to lease vehicles to licensees for approximately $37.7 million. In April 2000, Budget completed the sales of the Warren Wooten Ford, Inc. dealership and the Paul West Ford, Inc. dealership for $15.0 million and $17.7 million, respectively. Budget completed its sale of VPSI in September 2000 for approximately $26.2 million and assumption of approximately $51.1 million of fleet debt by VPSI. The sale of 80.1% of Cruise America was completed in October 2000 for an initial sales price of approximately $27.5 million and assumption of approximately $22.7 million of debt by Cruise America. See Note 5 to the Company's Consolidated Financial Statements herein.

REGULATORY AND ENVIRONMENTAL MATTERS

     We are subject to foreign, federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, and labor matters.

     Environmental Matters. The principal environmental regulatory requirements applicable to our operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Approximately 170 of our facilities contain petroleum products stored in underground or aboveground tanks. We conduct environmental compliance programs designed to maintain compliance with applicable technical and operational requirements, including periodic integrity testing of underground storage tanks and providing financial assurance for remediation of spills or releases. We believe that our operations currently are in compliance, in all material respects, with such regulatory requirements including Federal regulations governing underground storage tanks that were in effect in December 2000.

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

     Although we do not know the exact cost of any necessary remediation at our facilities, we do not expect it to exceed $2.1 million over the next several years.

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

INFORMATION SYSTEMS

     As our ownership of BRACC locations increases and the integration of our Truck Rental business continues, in addition to continued efforts to integrate other core Budget Group companies, centralized control and uniform administration of our information systems has become increasingly important. Tight control of all of our information systems, from terminals at the rental counters to workstations at our office facilities, is necessary to keep redundancy low and quality consistently high. Accordingly, we have recently centralized management of all information systems within our Information Technology group. In March 1999, we entered into a seven-year technology agreement with CSC to outsource administration of all of BRACC's information systems, which we believe has resulted in efficiencies. As part of the agreement, BRACC's information technology operations, including data centers, networks, user support, applications and maintenance, are run and managed by CSC.

RESERVATIONS SYSTEMS

     We operate a state-of-the-art computerized reservation system through WizCom International, Inc. In 2000, we undertook a consolidation effort to rationalize smaller reservation centers and realize benefits of scale. At December 31, 2000 we operated 5 virtual networked reservation centers throughout North America. Our main reservations facility is located in the Dallas metropolitan area and, along with additional centers located in other cities, collectively handled approximately 22.0 million incoming calls in 2000. In addition to traditional call-in reservations and inquiries, our system handles millions of inquiries and reservations through links to the major U.S. airline global distribution systems and other travel agent and travel industry sources. The system is also linked to the Internet, allowing customers to receive rate quotes as well as book reservations online. The system currently handles reservations for Budget Rent a Car, as well as for our Budget Truck Rental operations. In December 2000, we opened a new truck reservations center in Redding, Ca. that receives truck reservations that overflow from Ryder dealerships throughout the United States. Prior to the opening on this center, these reservations were handled through an outsourcing arrangement.

ORLANDO SHARED SERVICES CENTER

     In order to realize certain cost efficiencies as well as to ensure that we are optimally leveraging our substantial resources, we have centralized key U.S. back-office support at our shared services center based in Orlando, Florida. Functions currently provided to Budget Group companies through the shared services center include: payroll; accounts payable and accounts receivable processing; fleet financing and administration (titling, registration, etc.) support; and other accounting functions.

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

EMPLOYEES

     At December 31, 2000, we employed approximately 12,400 persons. At December 31, 2000, approximately 1,700 employees in various locations throughout the United States were subject to collective bargaining agreements. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Budget Group's facilities include a 2,500 square foot leased office in Daytona Beach, Florida. Other significant properties include 149,088 square feet of leased office space plus 11,400 square feet of space for a data center in Lisle, Illinois, a suburb of Chicago, from which BRACC operates, of which 25,000 square feet are sub-leased; five leased reservation centers that are located in Carrollton, Texas consisting of 69,300 square feet, in Wichita Falls, Texas consisting of 37,500 square feet, in Redding, California consisting of 38,400 square feet, in Lemoore, California consisting of 23,700 square feet, and in Toronto, Ontario consisting of 23,000 square feet; a 61,168 square foot leased administrative center in Orlando, Florida; a 21,600 square foot leased international headquarters facility in Hemel Hempstead, England, a suburb of London; a 66,306 square foot leased headquarters facility in Denver, Colorado from which Ryder TRS operates, of which 23,000 square feet are on the market to be sub-leased; and a leased Ryder TRS administrative facilities located in Norcross, Georgia consisting of 10,800 square feet. We believe that these facilities are sufficient for our needs.

     We operated a total of approximately 660 Budget car and truck U.S. airport and local market rental facilities at December 31, 2000, most of which are leased. The leased properties are generally subject to fixed-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to the airport. Most airport facilities include vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. Local market rental facilities generally consist of a limited parking facility and a rental and return desk.

ITEM 3.  LEGAL PROCEEDINGS

     The Company terminated the franchise agreement of its franchisee for Germany in 1997 based on alleged violations of provisions in the underlying franchise agreement and ceased to provide services, such as reservations and credit card processing, effective as of October 23, 1998. The former franchisee challenged the franchise termination and on May 14, 1998 the Court of Munich held that the termination was invalid due to technical deficiencies. The Company appealed and on April 15, 1999 the Munich appellate court held that the Company's termination was valid. The former franchisee appealed and on January 18, 2001 the German Supreme Court rejected the former franchisee's appeal thereby affirming the validity of the 1997 termination. The Federal Court decision additionally ruled that the former franchisee must bear the cost of the appellate proceedings. No further appeals can be taken against the ruling and the Company will now proceed to claim damages before the Court of Munich, including damages related to the former franchisee's continued use of the Budget name and logo after the termination of the franchise agreement.

     In addition to the foregoing matter, from time to time we are subject to routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Budget Group's Class A common stock is listed on the New York Stock Exchange under the symbol "BD." The following table sets forth the high and low sales prices for the Class A common stock as reported by the New York Stock Exchange for the periods indicated:

                                                               HIGH       LOW
                                                              -------   -------
YEAR ENDED DECEMBER 31, 1999:
  First Quarter.............................................  $16.375   $10.438
  Second Quarter............................................   17.250    10.000
  Third Quarter.............................................   12.938     6.875
  Fourth Quarter............................................    9.250     6.000
YEAR ENDED DECEMBER 31, 2000:
  First Quarter.............................................  $10.438   $ 4.063
  Second Quarter............................................    5.313     3.188
  Third Quarter.............................................    4.750     3.438
  Fourth Quarter............................................    3.938     1.188

     On March 26, 2001 (i) the last sale price of the Class A common stock as reported on the New York Stock Exchange was $1.82 per share and (ii) there were 344 holders of record of the Class A common stock and three holders of record of the Class B common stock. There is no established public trading market for the Class B common stock.

     We have never paid any cash dividends on our common stock, and the Board of Directors currently intends to retain all earnings for use in our business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors. In addition, our working capital facility and the terms of our senior notes contain restrictions on our ability to pay dividends on our capital stock. See Note 9 to the Company's Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no unregistered sales of equity securities in the fourth quarter of 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for each year in the five-year period ended December 31, 2000. The information presented for the year ended December 31, 1996, and as of and for the years ended December 31, 1997, 1998, 1999, and 2000 is derived from the audited consolidated financial statements of Budget Group, which reflect the discontinued operations of the car sales segment, VPSI, Inc. and Cruise America. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEAR ENDED AND AS OF DECEMBER 31,
                                               ----------------------------------------------------------
                                                1996       1997         1998         1999         2000
                                               ------     -------     --------     --------     ---------
Vehicle rental revenue.......................  $193.1     $ 979.2     $1,834.8     $2,237.3     $ 2,354.4
Total operating revenue......................   193.1     1,029.9      1,916.7      2,325.7       2,436.4
Depreciation -- vehicle......................    52.5       265.8        467.5        557.9         594.3
Operating income.............................    23.7       165.0        209.1        153.9        (284.9)
Income (loss) from continuing operations
  before income taxes........................    (1.3)       59.4         19.7        (55.0)       (547.8)
Net income (loss) before extraordinary
  item.......................................     7.8        29.8         (3.6)       (64.5)       (604.6)
Weighted average number of shares
  outstanding:
  Basic......................................    10.8        20.1         32.1         36.4          37.3
  Diluted....................................    11.1        27.9         32.1         36.4          37.3
Earnings per common and common equivalent
  share:
  Basic (before extraordinary item)..........  $ 0.72     $  1.48     $  (0.12)    $  (1.77)    $  (16.23)
  Diluted (before extraordinary item)........    0.70        1.25        (0.12)       (1.77)       (16.23)
Segment Revenue:
Car Rental(a)................................   193.1(b)    980.3      1,480.6      1,702.8       1,847.7
Truck Rental(a)..............................     n/a(b)    108.3        508.8        711.1         713.0
Operating Data:
Car rental data(c):
  Average rental days per vehicle............     250(b)      296          294          302           303
  Average fleet..............................   8,917(b)   67,914      104,423      112,429       119,119
  Average monthly revenue per unit...........   1,350(b)    1,038          970          966         1,003
Truck rental data:
  Average rental days per vehicle............     n/a(b)      205(d)       183(e)       186(e)        186(e)
  Average fleet..............................     n/a(b)   11,148(d)    36,439(e)    45,391(e)     46,082(e)
  Average monthly revenue per unit...........     n/a(b)    1,212(d)     1,268(e)     1,286(e)      1,274(e)
Other Data:
EBITDA(f)....................................  $ 80.3     $ 452.9     $  726.6     $  781.2     $   437.8
Depreciation -- vehicle......................    52.5       265.8        467.5        557.9         594.3
Interest-vehicle, net(g).....................    21.7        83.0        163.5        182.1         226.1
Adjusted EBITDA(f)...........................     6.1       104.1         95.6         41.2        (382.6)
    Total interest expense...................    25.0       105.6        189.9        227.6         281.7
Non-vehicle capital expenditures.............     3.4         4.8         78.5        104.4          43.7
Ratio of Adjusted EBITDA to non-vehicle
  interest...................................     1.8x        4.6x         3.6x         0.9x         (6.9x)
Ratio of net non-vehicle debt to Adjusted
  EBITDA(h)..................................     6.1x        1.9x          NM          9.8x         (1.2x)

                                                   1996      1997       1998       1999       2000
                                                  ------   --------   --------   --------   --------
Balance Sheet Data:
  Restricted cash(i)............................  $ 66.3   $  282.7   $  421.5   $    1.1   $    4.1
  Total cash....................................   112.0      399.8      545.5       58.0       74.8
  Manufacturer receivables(j)...................    13.9      109.1      188.7      105.5      106.8
  Rental fleet, net.............................   285.1    2,006.4    2,747.7    3,179.6    2,914.0
  Total assets..................................   555.6    3,550.9    4.983.3    5,082.5    4,519.9
  Vehicle debt..................................   320.1    2,264.9    3,389.5    3,176.8    3,003.0
  Non-vehicle debt..............................    83.1      313.1      123.6      460.9      453.6
  Total debt....................................   403.2    2,578.0    3,513.1    3,637.7    3,456.6
  Stockholders' equity (deficit)................   121.2      460.1      652.3      567.5      (90.4)

---------------

(a) Includes revenue from car or truck rentals, as appropriate, and related products (such as insurance and loss damage waivers).
(b) Truck rental revenue data for the year ended December 31, 1996, cannot be segregated from car rental revenue. Therefore, car rental revenue data for the year ended December 31, 1996, include both car and truck rental data.
(c) Includes data for Budget Group's North American car rental operations.
(d) Includes data for Budget Truck Rental.
(e) Includes data for Budget Truck Rental and Ryder TRS.
(f) EBITDA from continuing operations consists of income (loss) before income taxes plus (i) vehicle interest expense, net, (ii) non-vehicle interest expense (including certain debt extinguishment costs), (iii) vehicle depreciation expense and (iv) amortization and non-vehicle depreciation expense. Adjusted EBITDA from continuing operations consists of income
    (loss) before taxes plus (i) non-vehicle interest expense (including certain debt extinguishment costs) and (ii) amortization and non-vehicle depreciation expense. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not presented as, and should not be considered alternative measures of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but are presented because they are widely accepted financial indicators of a company's ability to incur and service debt. EBITDA from continuing operations and Adjusted EBITDA from continuing operations reflect certain administrative expenses not allocated to operating segments.
(g) Consists of vehicle interest, net of interest income on restricted cash.
(h) Net non-vehicle debt consists of non-vehicle debt less unrestricted cash.
(i) Restricted cash consists of funds borrowed under medium term note and commercial paper programs not invested in rental fleet.
(j) Manufacturer receivables arise from the sale of vehicles to manufacturers pursuant to guaranteed repurchase programs. These manufacturer receivables, to the extent they related to vehicles pledged as collateral under our fleet financing facilities, are also pledged as collateral under those facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this Report, and other written or oral statements made by or on behalf of Budget Group, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those that we expect. The measures to be implemented during 2001, the estimated cost reductions, the expectations relating to the results of operations for 2001, and the expectations relating to improvements in the Company's operations are estimates or expectations which management believes to be reasonable at this time. In addition, other risks and uncertainties include, among others, our recent losses; additional risk of losses from our international operations; seasonality of our business; competitive factors; the availability and terms of financing for our business; our dependence on a principal vehicle supplier; possible changes under manufacturers' vehicle repurchase programs; the impact of various types of regulations; and whether our investments and cost-cutting initiatives will be successful. These factors and conditions could be substantially different than we currently anticipate, and Budget's business could be affected by other factors, so that our actual future activities and results of operations may differ materially from the forward-looking statements made herein. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligations to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above and other factors that you may wish to consider are contained below in this Item under the section entitled "Risk Factors."

GENERAL

     We are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through owned, franchised and agency operations).

     All amounts relate to continuing operations unless noted otherwise.

     In 1999, we adopted plans to dispose of our non-core assets, primarily our car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. During 2000, the Company sold Cruise America, VPSI and all of our Budget Car Sales facilities and its ownership in its car sales joint venture. At December 31, 2000, the Company continues to operate and market for sale one new car dealership. The net income (loss) and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations on the consolidated statements of operations and net assets of discontinued operations on the consolidated balance sheets. The consolidated financial statements for 1998 have been restated to conform with the 1999 and 2000 presentation. For further discussion of these plans, see Note 5 to the Company's Consolidated Financial Statements herein.

     In June 1998, we acquired Ryder TRS and the 1998 results of operations reported herein also include the acquired operations of Ryder TRS from that date. Loss before income taxes in 2000 includes a $399.0 million charge, of which $199.8 million was related to the decision in late 2000 to refranchise a majority of our European operations, $55.6 million related to asset valuations, including an adjustment to corporate equity investments, $45.0 million of adjustments related to truck inventory disposal valuations resulting from a weak truck resale market and $48.2 million of charges related to uncollectible accounts receivable balances resulting from system issues. The 1999 results include $105.4 million in charges for one-time and other non-recurring items which consist of work force reductions, consolidation costs to merge the majority of Premier rental locations into Budget locations and the write-off of systems development costs and uncollectible accounts receivables largely associated with the conversion of systems in 1999. For a further discussion of these charges, see Note 1 to the Company's Consolidated Financial Statements herein.

     Revenues primarily consist of:

     - Vehicle rental -- revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations.

     - Royalty fees and other -- royalty and other fees generated from the Company's franchisees, fees generated from move management services and other non-vehicle rental or sales items.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of operating revenues represented by certain items in our consolidated statements of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998     1999      2000
                                                              -----    -----     -----
Vehicle rental revenue......................................   95.7%    96.2%     96.6%
Royalties and other revenue.................................    4.3      3.8       3.4
                                                              -----    -----     -----
          Total operating revenue...........................  100.0    100.0     100.0
                                                              -----    -----     -----
Direct vehicle and operating expense........................   39.7     41.0      48.0
Depreciation expense -- vehicle.............................   24.4     24.0      24.4
Selling, general and administrative expenses................   21.7     25.4      34.0
Amortization and non-vehicle depreciation expenses..........    2.6      3.0       5.3
Restructuring expenses......................................    0.7      0.0       0.0
                                                              -----    -----     -----
Operating income (loss).....................................   10.9      6.6     (11.7)
Vehicle interest expense....................................    9.1      8.2       9.4
Non-vehicle interest expense................................    0.9      1.1       1.5
Interest income.............................................   (0.6)    (0.3)     (0.1)
Debt extinguishment costs...................................    0.5      0.0       0.0
                                                              -----    -----     -----
Income (loss) from continuing operations before income
  taxes.....................................................    1.0     (2.4)    (22.5)
Provision (benefit) for income taxes........................    0.3     (1.0)      0.1
Distribution on trust preferred securities..................    0.5      0.8       0.8
                                                              -----    -----     -----
Income (loss) from continuing operations....................    0.2%    (2.2)%   (23.4)%

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

     General Operating Results. Loss from continuing operations for 2000 increased $520.4 million to $570.3 million compared to a loss of $49.9 million in 1999. Loss before income taxes in 1999 and 2000 includes $105.4 million and $399.0 million, respectively, in charges as previously mentioned. Loss per share from continuing operations for 2000 increased $13.94 to $15.31 per diluted share compared to a loss of $1.37 per diluted share in 1999. These increases were primarily due to one-time and non-recurring items, lower earnings from international operations and increases in bad debt expense largely due to system conversion issues. In addition, margins in the North America car rental and truck rental segments were down slightly compared with 1999 due to a more competitive pricing environment.

     Operating Revenues. Vehicle rental revenue increased $117.1 million, or 5.2%, in 2000 to $2,354.4 million from $2,237.3 million in 1999. This increase was due primarily to volume growth of 6.1% and 41.9% in North America and international car rental, respectively, with a total volume increase of 9.4%. International same market volume grew approximately 29.1% with the remainder due to acquisitions. Vehicle rental revenue increased at a lower rate than volume in 2000 primarily due to lower revenue per day in international car rental reflecting a shift in business mix, mainly to the tour market. In addition, revenue per day was up slightly on an annual basis in North America; however, due to a competitive pricing environment in car rental in the second half of 2000 compared to 1999, revenue per day was below 1999 during the second half of the year.

     Royalty fees and other revenues decreased $6.4 million, or 7.3%, in 2000 to $82.0 million from $88.4 million in 1999 due to a decrease of $3.6 million in international royalty and other fees from franchisees primarily resulting from franchise acquisitions and $2.6 million in leasing income due to the disposal of our licensee leasing program. These revenues largely represent royalty and other fees from our franchisees and net revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses increased $549.4 million, or 25.3%, in 2000 to $2,721.2 million from $2,171,8 million in 1999. The previously mentioned charges increased operating expenses by $280.3 million to $385.1 million in 2000 from $104.8 million in 1999. The remainder of the increase was generally reflective of the volume increases previously mentioned.

     Direct vehicle and operating expenses increased $215.8 million, or 22.6%, in 2000 to $1,169.9 million from $953.1 million in 1999. This reflects an increase due to the previously mentioned charges of $109.2 million to $129.7 million in 2000 from $20.5 million in 1999. Excluding charges, direct vehicle and operating expenses increased at a slightly higher rate than volume, largely due to a shift from owned vehicles to leased vehicles of $23.2 million, particularly in Europe, an increase in net repairs, maintenance and vehicle reconditioning expenses of $18.0 million, particularly in the first quarter of 2000, increases in emergency roadside assistance of approximately $5.2 million and truck theft and salvage expense of $3.2 million. These amounts were somewhat offset by an improvement in direct personnel productivity of approximately $17.0 million and lower vehicle movement costs of approximately $3.4 million.

     Vehicle depreciation expense for 2000 increased $36.3 million, or 6.5%, to $594.3 million from $557.9 million in 1999. Included is an increase of $4.6 million to $11.4 million in 2000 from $6.8 million in 1999 for the charges previously mentioned. This expense classification without charges for the year 2000 increased at a rate lower than volume primarily due to a shift in the mix of owned to leased vehicles in international operations resulting in higher leasing costs and lower depreciation costs compared to 1999.

     Selling, general and administrative expenses increased by $238.4 million, or 40.3%, in 2000 to $829.7 million from $591.3 million in 1999. Included is an increase of $124.5 million to $202.0 million in 2000 from $77.5 million in 1999 for the charges previously mentioned. Without charges, these expenses reflect increases in bad debt expense of $27.3 million (excluding an increase of $48.3 due to the charges) largely related to system issues, incentive compensation costs of $12.8 million, telecommunication expense of $12.9 million, primarily in Europe, due to installation of a new network and employee benefits and separation costs of $12.1 million. These increases were somewhat offset by a gain on sale of property of $6.1 million and lower truck administrative personnel expense of approximately $5.5 million. We have continued to increase our allowance for doubtful accounts to reflect the aging of customer receivables. System caused billing inaccuracies and delays in applying cash received to invoices billed continued to impair our ability to collect amounts due and we have undertaken manual and technology based actions to correct this situation. Bad debt expense may continue to have a detrimental effect on operating results going forward, although based on recent progress and trends, we expect this expense to approach normalized levels in the first or second quarter of 2001.

     Amortization and non-vehicle depreciation expense increased $58.9 million, or 84.8%, in 2000 to $128.4 million from $69.5 million in 1999. This increase was largely due to write-off of intangibles related to the refranchising of European operations of $42.0 million, which is included in the previously mentioned charge. The remaining increase reflects the impact of software and other capital expenditures during 1999 and 2000.

     Other expense, net. Other expense, net of interest income, increased $54.1 million, or 25.9% in 2000 to $263.0 million from $208.8 million in 1999. This increase was largely due to higher average borrowing levels reflecting larger average fleet size and an increase in average interest rates. The rate increase resulted from a general rise in interest rates over the prior year and the issuance of the senior notes in April 1999 and MTN's in June 1999, both of which replaced maturing debt that had lower interest rates.

     Provision (benefit) for income taxes. The year to date tax benefit reflects an effective rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred taxes that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax effect is included in the provision. See Note 13 to the Company's Consolidated Financial Statements.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $18.8 million 2000, approximated the amount in 1999. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

     Discontinued Operations. On December 10, 1999 we adopted plans to sell or dispose of our car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise America and VPSI. We disposed of VPSI and Cruise America effective September 30, 2000 and October 1, 2000, respectively, and have franchised all of our remaining retail car sales locations and sold our ownership in our car sales joint venture. We continue to operate one new car dealership in Indiana and expect to complete the sale of this location by mid-2001. The assets of the operations sold consist primarily of vehicles, accounts receivable and property and equipment. See Note 5 to the Company's Consolidated Financial Statements.

     During 2000 we recorded additional charges of $34.4 million, largely for losses greater than expected on disposition of the new and used car dealerships, additional phase out costs on the car sales segment and the expected settlement of a contingent financing arrangement contained in the original sale agreement for Cruise America. See Note 5 to the Company's Consolidated Financial Statements. We do not expect any other significant negative impact on our financial condition or results of operations related to the discontinued operations, however, the ultimate impact is somewhat dependent upon the timing and nature of the remaining new car dealership disposition and future payments of warranty and financing obligations.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     General Operating Results. Loss from continuing operations for 1999 increased $54.4 million to a loss of $49.9 million from income of $4.5 million in 1998. The loss from continuing operations per share for 1999 decreased to a loss of $1.37 per diluted share from income of $0.14 per diluted share in 1998 due to the decrease in earnings, partially offset by an increase in the average number of shares outstanding. Loss before income taxes increased $74.7 million in 1999 to a loss of $55.0 million from income of $19.7 million for 1998. Loss before income taxes in 1999 reflects $105.4 million in charges as mentioned above compared to restructuring and other non-recurring charges in 1998 of $24.1 million and debt extinguishment costs of $9.5 million in 1998 largely for Class A common stock issued to induce conversion of $80.0 million of convertible subordinated notes. Ryder TRS experienced approximately $29.2 million in losses before taxes for the year ended December 31, 1999, as compared to earnings of $9.1 million for seven months ended December 31, 1998.

     Operating Revenues. Vehicle rental revenue increased $402.4 million or 21.9% in 1999 to $2,237.3 million from $1,834.8 million in 1998. This increase was largely due to the full year impact of Ryder's operations, acquired in the second quarter of 1998, which added a significant number of locations and vehicles to the Company's operations, an increase in BRACC due to an 11% increase in volume and a $76.5 million increase in Europe due to volume and the effect of acquisitions and newly opened locations. Royalty fees and other revenues increased $6.5 million in 1999 to $88.4 million from $81.9 million in 1998. These revenues largely represent royalty and other fees from the Company's franchisees as a result of the BRACC acquisition and revenue from Ryder TRS's move management service. Ryder TRS revenue increased $182.7 million in total revenue and $2.9 million in royalty fees and other revenues in 1999 over 1998.

     Operating Expenses. Total operating expenses increased $464.2 million in 1999 to $2,171.8 million from $1,707.6 million in 1998. This increase was also largely due to the full year impact of Ryder TRS's operations versus the seven-month impact in 1998, the fourth quarter non-recurring charges and additional fleet cost impact for BRACC and international operations in 1999. Ryder TRS's increase in total operating expenses totaled $189.1 million in 1999.

     Direct vehicle and operating expenses increased $192.8 million in 1999 to $953.1 million from $760.3 million in 1998 reflecting the full year impact of Ryder TRS, a portion of the one-time and non-recurring charges discussed above ($20.5 million), as well as a reduction in insurance reserves of approximately $22.0 million in 1998. This reduction was due to changes in actuarial estimates of losses based on continued favorable trends in the frequency and severity of accidents as well as changes in claims handling procedures implemented in 1997 and early 1998. Excluding the insurance adjustment, the impact of Ryder TRS and the non-recurring items, direct vehicle and operating expenses increased slightly as a percent of total revenue largely due to increases in net vehicle damage, reconditioning expenses and mileage related penalties of approximately $8.9 million.

     Vehicle depreciation increased $90.4 million in 1999 to $557.9 million from $467.5 million in 1998 reflecting the full year effect of Ryder TRS's operations and volume increases in BRACC car rental operations in the U.S. and Europe. As a percent of rental revenue, vehicle depreciation decreased slightly due to improved utilization, largely in the U.S.

     Selling, general and administrative expenses increased $175.8 million in 1999 to $591.3 million from $415.5 million in 1998. This increase was also largely due to the one-time and non-recurring items mentioned above of $77.5 million in 1999 and the full year effect of Ryder TRS's operations.

     Amortization and non-vehicle depreciation expense increased $19.5 million in 1999 to $69.5 million from $50.0 million in 1998. This increase was largely due to intangibles, including goodwill, and property and equipment related to the acquisition of Ryder TRS in June 1998. We recorded restructuring expenses in the fourth quarter of 1998 of $14.4 million largely related to severance and related costs and location closing expenses. See Note 4 to the Company's Consolidated Financial Statements.

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

     Discontinued Operations. On December 10, 1999 we adopted plans to sell or dispose of our car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise America and VPSI. During 1999 we accrued $14.3 million, net of income tax benefits, for losses expected upon disposition of the discontinued operations and estimated losses through the phase out period. The assets of the operations to be sold consist primarily of vehicles, accounts receivable and property and equipment. See Notes 1 and 5 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is the acquisition of new vehicles for the rental fleet. The indebtedness outstanding at December 31, 2000, has interest rates ranging from 4.72% to 11.20% and the material terms of the financing facilities are described below. We intend to fund our fleet financing requirements and debt maturities through issuances of asset-backed notes and other credit facilities with financial institutions.

  ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operations operating activities decreased $118.3 million or 19.8% to $426.4 million during 2000, primarily resulting from the net loss generated from operations, from $598.6 million during 1999. Net cash provided by continuing operating activities during 1999 increased 62.5% to $598.6 million from $368.5 million during 1998. During 2000, we experienced an increase in cash provided due to an increase of $95.2 million in the non-cash expense component of our losses related to depreciation and amortization, an increase in accounts payable, accrued and other liabilities (reflecting the increase in non-recurring charges and timing on payments to vendors) and a $80.0 million decrease in trade and vehicle receivables net of the provision for doubtful accounts. These amounts were somewhat offset by an increase in prepaid expenses and other assets. The decrease of $19.6 million in prepaid expenses and other assets is primarily due to a decrease of capitalized software development costs of $52.1 million (see Notes 1 and 8) offset by an increase of Homestore.com stock received in March 2000 (see Note 8). In 1999 and 2000, we experienced increases in cash received from rentals which were offset to some extent by increases in cash paid to vendors and employees and in interest expense.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $3,450.1 million, $2,670.1 million and $2,404.6 million during 2000, 1999 and 1998, respectively. Cash paid to suppliers of revenue earning vehicles was $3,773.8 million, $3,713.5 million and $3,087.2 million during 2000, 1999 and 1998, respectively. The increase in the proceeds from the sale of revenue earning vehicles during 2000 was primarily the result of a net decline in revenue earning vehicles of $265.5 million from 1999. Payment for acquisitions, net of cash acquired, amounted to $5.7 million, $1.0 million and $166.6 million during 2000, 1999 and 1998, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $43.7 million, $104.4 million and $78.5 million for 2000, 1999 and 1998, respectively. We anticipate that capital expenditures for 2001 will be approximately $35.0 million.

     Net cash used by financing activities for 2000 increased $330.1 million to $229.4 million during 2000 from cash provided of $100.7 million during 1999 largely due to a smaller increase in the utilization of commercial paper to fund vehicle purchases, the payment of make-whole and warrant repurchase commitments of $30.5 million and $17.8 million, respectively and no issuance of new financing in 2000. Net cash provided by financing activities during 1999 decreased 85.9% to $100.7 million from $712.4 million in 1998, due largely to the increased utilization of restricted cash to fund vehicle purchases and a lower level of vehicle related financing activity.

  DEBT FACILITIES -- GENERAL

     We borrow money directly and through our special purpose fleet financing subsidiary, Team Fleet Financing Corporation ("TFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At December 31, 2000, we had $3,456.6 million of indebtedness outstanding, $3,003.0 million of which represented secured fleet financing and $453.6 million of which represented non-vehicle indebtedness. At December 31, 2000, we had $518.2 million of availability under various fleet-financing facilities.

  RECENT DEBT PLACEMENTS AND RETIREMENTS

     In April 1999, we issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the "Senior Notes"). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict us from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing our capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, we exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms.

     In June 1999, we issued MTN notes with a principal amount of $950.0 million bearing interest at rates ranging from 6.86% to 7.85% at December 31, 2000 ("TFFC-99 notes"). These notes have maturity dates from May 2001 to 2004.

     On February 24, 2000, the Company entered into a $270.0 million seasonal funding facility ("Seasonal Facility") that expired on June 30, 2000. In June 2000, the Seasonal Facility was amended to $170.0 million and extended to September 30, 2000. The Seasonal Facility was paid off in full by September 30, 2000.

     In June 2000, we entered into an additional $90.0 million seasonal funding facility ("Seasonal Facility-2") that expired on September 30, 2000. The Seasonal Facility-2 was repaid in full by September 30, 2000.

  FLEET FINANCING FACILITIES

     At December 31, 2000, we had borrowed $2,726.0 million under asset-backed MTN's and $156.9 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in conjunction with the acquisition of Ryder TRS ("TFFC-98 notes") and TFFC-99 notes issued in June 1999. The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, manufacturer receivables and the restricted cash accounts. Interest rates on the Fleet notes at December 31, 2000, range from 6.07% to 7.85%.

     Our other vehicle obligations consist of outstanding lines of credit to purchase rental fleet. Borrowings under collateralized available lines of credit at December 31, 2000 consist of $120.1 million with maturity dates through 2003. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.72% to 11.20% at December 31, 2000. We expect that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

  COMMERCIAL PAPER FACILITY

     The CP facility that was established in April 1997 was renewed in April 2000 for $671.0 million, had an outstanding principal balance of $156.9 million at December 31, 2000, bears interest at a rate of 6.80% at December 31, 2000, and is secured by the applicable vehicles and vehicle program receivables. The CP facility expires in October 2002. Under limited circumstances, the CP may be repaid by draws under a related bank liquidity facility ($581.0 million), which expires in April 2001, or a related letter of credit ($90.0 million). The CP is issued periodically with maturities of up to 58 days. It is our intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 2000.

  MEDIUM TERM NOTES (MTN'S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166.0 million at December 31, 2000, bear interest at 6.65% per annum. Monthly principal payments of $13.8 million commence in May 2001, with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at December 31, 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at December 31, 2000, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at December 31, 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100.0 million at December 31, 2000. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% to 6.84% and have maturity dates from 2001 to 2005. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes issued in June 1999, consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 6.86%) to 7.85% and have maturity dates from May 2001 to 2004. These notes were issued in three different series. TFFC 99-2 has a principal amount of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and has a maturity date of June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

  CONVERTIBLE SUBORDINATED NOTES

     In April 1997, we issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock upon demand.

  TRUST PREFERRED SECURITIES

     In June 1998, we issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities. As required under the working capital facility, in January 2001, we issued a deferral notice with respect to the interest payment due on the subordinated indebtedness at March 15, 2001. See Note 10 to the Consolidated Financial Statements.

  WORKING CAPITAL FACILITY

     Concurrent with the acquisition of Ryder TRS, we entered into an amended and restated secured credit facility to increase its size from $300.0 million to $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on LIBOR plus 3.00% or prime plus 0.75% (or 9.56% at December 31, 2000) and expires in 2003. Prior to the amendment discussed in the following paragraph, the facility was secured primarily by cash, accounts receivable and vehicles and was subject to certain covenants, the most restrictive of which required the Company to maintain certain financial ratios and minimum tangible net worth and restrict the payment of cash dividends. At December 31, 2000, we had $452.2 million in letters of credit and no debt outstanding under this facility.

     In early 2001, we reached agreement with our lenders on amendments to the working capital facility. The amendments require us to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limits future cash investments in international operations and limits our usage of the working capital facility to letters of credit in an amount not to exceed $550.0 million and to borrow up to $25.0 million to bring the total capacity under the agreement to $550.0 million and modifies or waives certain financial covenants. The amendments also require us to maintain certain minimal levels of Adjusted EBITDA and defer interest on the trust preferred securities for five quarters commencing with the payment due on March 15, 2001. The facility will not be fully utilized unless a seasonal debt facility for no less than $350.0 million is in place prior to April 30, 2001 and the CP liquidity facility is renewed, or alternative financing is secured, in the amount of at least $400.0 million. The Company was in compliance with, or had obtained amendments or waivers for events of non-compliance for all covenants as of December 31, 2000. The seasonal facility was secured in 2001.

CHANGE IN FINANCIAL CONDITION

     Total assets decreased $562.6 million to $4,519.9 million at December 31, 2000 from $5,082.5 million at December 31, 1999. This decrease was largely in revenue earning vehicles of $265.6 million due to lower fleet levels in the domestic car and truck segments. Decreases in property and equipment, net was $46.5 million and prepaid expenses and other assets was $19.6 million. The decrease in property and equipment was largely due to the sale of real property, write down of assets and depreciation of assets. The decrease in prepaid expenses and other assets was largely due to a reduction of capitalized software of $49.8 million offset by increase in an equity investment of $40.0 million. Additionally, intangible assets decreased $58.3 million, primarily due to write-off of goodwill associated with the refranchising of European operations and net assets of discontinued operations decreased $109.4 million, due to the disposal of the non-core subsidiaries and all of the car sales segment locations except for one new car dealership (See Note 5 to the Company's Consolidated Financial Statements).

     Total liabilities increased by $95.0 million to $4,318.6 million at December 31, 2000 from $4,223.5 million at December 31, 1999. This increase was due to an increase in accounts payable, accrued and other liabilities of $276.9 million, largely due to an increase in deferred income of $64.2 million, outstanding invoices at December 31, 2000 of $70.5 million, and an increase in accrued liabilities for amounts related to the refranchising of the European operations and other non-recurring items, partially offset by a decrease in notes payable of $181.1 million and a reduction in our deferred tax liability. The decrease in notes payable reflects the lower vehicle levels and corresponding vehicle debt at December 31, 2000.

  FUTURE LIQUIDITY AND BORROWING NEEDS

     In March 2001, we announced a four-step financing plan to improve liquidity and cash management as well as grow our fleet during our peak season. The first step of this plan was accomplished with the February 2001 amendment to our working capital facility. This amendment restores availability under the facility up to $550 million and is designed to permit us to refinance the approximately $1.4 billion of fleet financing indebtedness that matures in 2001.

     The second step of our liquidity plan was to secure a seasonal fleet line of approximately $350 million to finance short-term seasonal increases in fleet. This facility was in place at March 31, 2001.

     The third step involves refinancing of approximately $1.0 billion of MTNs that mature during 2001. We expect to complete the first tranche of refinancing of approximately $400 million of MTNs in April 2001 and anticipate issuing approximately $700 million of MTNs in the second or third quarter of 2001.

     Finally, we intend to renew our commercial paper liquidity facility, or obtain financing under similar terms, during the second quarter of 2001.

     Our ability to meet the Adjusted EBITDA requirement under the working capital facility is largely dependent on our ability to increase fleet for the busy summer travel season. To achieve the increased fleet level we will need to complete the four-step financing plan.

     The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN's, CP or similar fleet financings. If this availability was limited through the failure of the Company to maintain adequate collateral, covenant compliance, or otherwise, or if the Company were unable to complete the four-step financing plan, the adverse impact on the Company's financial condition and results of operations could be material.

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

     During 2000, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.3 million will be incurred in 2001. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

RISK FACTORS

WE HAD NET LOSSES FOR 1999 AND 2000

     We incurred net losses from continuing operations of $570.3 million and $49.9 million, respectively, for 2000 and 1999. These net losses included fourth-quarter charges of $399.0 million and $105.4 million, respectively for 2000 and 1999. We have experienced net losses in the first quarters of the past three years, primarily as a result of seasonal factors. In addition, we anticipate that we will have a net loss for the quarter ended March 31, 2001. We cannot assure you that losses will not continue in the future.

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

     We maintain a substantial amount of secured indebtedness to finance our fleet purchases. At December 31, 2000, we had $3.5 billion of total outstanding indebtedness, of which $3.0 billion was secured. We had $0.5 billion of unsecured indebtedness at December 31, 2000, and stockholders' equity (deficit) of $(90.4) million at that date. Approximately $1.4 billion of indebtedness matures in 2001. Notwithstanding our capacity to incur additional secured and unsecured indebtedness, our substantial indebtedness could have negative consequences for our business, including the following: (a) limiting our ability to obtain additional financing in the future; (b) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service; (c) limiting our flexibility in reacting to changes in our industry and changes in market conditions; (d) increasing our vulnerability to a downturn in our business; and (e) increasing our interest expense due to increases in prevailing interest rates, because a substantial portion of our indebtedness bears interest at floating rates. We cannot assure you that we will be able to generate sufficient earnings, cash flow or Adjusted EBITDA or to borrow sufficient funds to cover our debt service obligations. If for any reason we are in default under the terms of our indebtedness, the holders of our indebtedness will be able to declare all this indebtedness immediately due and payable and terminate their commitments, if any, with respect to additional funding obligations. Such holders could also proceed against their collateral, which, in the case of the vehicle financing facilities, consists of substantially all our fleet vehicles and, in the case of our working capital facility and other indebtedness, consists of substantially all tangible non-fleet assets of the Company.

WE EXPERIENCED A SIGNIFICANT CHARGE FOR NON-RECURRING ITEMS

     In connection with certain reorganization and other initiatives, we announced that we would take non-recurring and other one-time charges of $399.0 million in the fourth quarter of 2000. We are continuing our refranchising of our European operations and our examination of our systems and business processes and cannot assure you that we will not need to take additional restructuring, one-time charges and adjustments in the future. In addition, we cannot assure you that we will be able to realize the benefits that we anticipated from initiatives related to our business operations.

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO ADDITIONAL RISKS

     We experienced significant losses from our European operations in both 1999 and 2000. In late 2000 and early 2001, we revised our European operating model to decrease the number of corporate-owned locations and expand the number of franchised locations in strategic territories. The change in operating model resulted in approximately $200 million of one-time charges in the fourth quarter of 2000, including the write-off of goodwill and information technology systems in Europe. We expect to incur additional losses from our European operations for the six-month period ended June 30, 2001. We cannot assure you that our refranchising efforts will be effective in improving our financial results of operations in Europe or that continued losses from our European operations will not have a significant effect on our financial condition or results of operations.

OUR BUSINESS IS HIGHLY SEASONAL

     Our business is highly seasonal, particularly the leisure travel and consumer truck rental segments, and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the third quarter due to the overall increase in business and leisure travel during the peak summer travel months and the increase in moving activity during this period. The first quarter is generally weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. The third quarter accounted for 29.6% of total revenue and 83.0% of operating income for 1999 and 28.8% of total revenue and exceeded the full year operating income in 2000. Any occurrence that disrupts travel patterns during the summer, or any adverse competitive conditions during this period, may materially adversely impact our annual operating performance.

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

WE MAY NOT SUCCESSFULLY INTEGRATE OUR OPERATIONS

     In 1999 and 2000, we integrated the operations of our Premier Car Rental subsidiary with the BRACC car rental operations. We also devoted significant resources to the consolidation and integration of our Budget Truck Rental business with Ryder TRS and the vertical integration of our Truck Rental Group with our North American Vehicle Rental Operations; the truck consolidation effort will continue in 2001. Completing the integration of this business and achieving the anticipated levels of cost savings involves a number of risks that could affect our operating results. Integrating these operations has required significant capital investments. We cannot assure you that we will be able to fully realize the benefits that we anticipated from the consolidation of our car and truck rental operations, which could have a significant negative effect on our financial condition and results of operations.

OUR RECENT INVESTMENTS AND COST-CUTTING INITIATIVES MAY NOT BE SUCCESSFUL

     During 1999 and 2000, we expended significant capital resources on several initiatives designed to increase our revenue and reduce our costs, and these initiatives will continue during 2001. We expect to realize certain cost savings and other operating efficiencies during 2001 as a result of these and other initiatives that will be implemented in 2001. Major areas in which we will seek to reduce our operating expenses include: (i) reductions in administrative, personnel and overhead expenses; (ii) improvements in operations of our reservations centers; (iii) improvements in vehicle maintenance procedures; (iv) increased efficiencies in non-vehicle purchasing; and (v) reduction of vehicle carrying costs through changes in vehicle mix and increased utilization. Our ability to achieve the cost savings mentioned above is inherently uncertain. We may not be able to successfully implement these initiatives; cost increases in other areas may offset the effect of these measures; implementation of these measures may initially lead to additional costs; and events beyond our control may cause us to otherwise fail to succeed in our cost cutting plans. In addition, it is always possible that the implementation of our cost cutting initiatives could adversely affect our ability to generate revenue. We cannot assure you that we will be successful at growing our business or realizing the cost savings that these initiatives were intended to achieve.

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

CHANGES IN MANUFACTURERS' REPURCHASE PROGRAMS MAY AFFECT OUR BUSINESS

     Our ability to resell our vehicles at a favorable price and fix our depreciation expense in advance is dependent upon the terms of manufacturers' repurchase programs. As of December 31, 2000, 61% of BRACC's car fleet was covered by these programs. Our ability to sell vehicles under manufacturers' repurchase programs limits the risk of decline in residual value at the time of disposition and enables us to fix a substantial portion of our depreciation expense in advance. Vehicle depreciation is the largest individual expense in our vehicle rental operations. In the past, automobile manufacturers have changed the terms of these programs by, among other things, reducing the number of vehicles that can be sold under their repurchase programs, reducing related incentives, increasing guaranteed depreciation and reducing the mileage allowed on program vehicles. We could be adversely affected if our vehicle suppliers make these or other adverse changes in their repurchase programs.

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

OUR FOUNDERS HAVE SUBSTANTIAL STOCKHOLDER VOTING POWER

     A large portion of the voting power of our common stock is concentrated in the hands of three individuals, Sanford Miller, John P. Kennedy and Jeffrey D. Congdon. These individuals own all outstanding shares of Class B common stock. Each share of Class B common stock entitles its holders to ten votes per share, while our Class A common stock entitles holders to one vote per share. The Class B common stock owned by Messrs. Miller, Kennedy and Congdon, together with the Class A common stock owned by these individuals, represents approximately 37% of the combined actual voting power (44% beneficially) of both classes of common stock. As a result, these three individuals are able to exert substantial influence over the election of our Board of Directors along with other matters put to a stockholder vote. This increases the probability that members elected by them will continue to direct our business, policies, and management.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

     Our earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 12% of our revenue is generated outside the U.S. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries where we do business would not be material. We do not typically hedge any foreign currency risk since the exposure is not significant.

INTEREST RATE RISK

     Our outstanding debt consists of vehicle debt, revolving credit facilities, convertible subordinated debt and other debt which subjects us to the risk of loss associated with movements in market interest rates.

     At December 31, 2000, we had fixed-rate debt totaling $2.8 billion or 80.2% of total outstanding debt. This debt is fixed-rate and, therefore, does not expose us to the risk of earnings loss due to changes in market interest rates.

     Our floating-rate debt was $685.6 million or 19.8% of total outstanding debt at December 31, 2000. A fluctuation of the interest rate by 100 basis points would change our interest expense by $6.9 million. For a discussion of the fair value of our indebtedness, see Note 16 to the Company's Consolidated Financial Statements.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant is included under the headings "Item
1 -- Election of Directors" and "-- Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item included under the heading "Executive Compensation" in the subsections entitled "Executive Severance Agreements," "Executive Compensation Summary Table," "Option Cancellations/Grants During 2000 and Year-End Option Values" and "Aggregate Option Exercises During 2000 and Year-End Option Values" appearing thereunder of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the heading "Security Ownership of Certain Beneficial Owners" of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the subheading "Certain Relationships and Related Transactions" and under the heading "Executive Compensation" in the subsection entitled "Compensation Committee Interlocks and Insider Participation," of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

             1. Financial Statements

             Report of Independent Certified Public Accountants.

             Consolidated Balance Sheets at December 31, 1999 and 2000.

             Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2000.

             Consolidated Statements of Stockholders' Equity (Deficit) for each of the Three Years in the Period Ended December 31, 2000.

             Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2000.

             Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

             Not applicable.

          3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1    --   Plan and Agreement of Merger dated as of November 25, 1997 among Budget Group, Inc., Cruise America, Inc. and CA
               Acquisition Corporation (incorporated by reference to
               Exhibit 2.1 of Registration Statement on Form S-4, File No.
               333-42327, dated December 16, 1997, as amended by Amendment
               No. 1 to Form S-4 dated December 29, 1997).
   2.2    --   Agreement and Plan of Merger dated as of March 4, 1998 by
               and among Budget Group, Inc., BDG Corporation, Ryder TRS
               Inc., and certain other parties (incorporated herein by
               reference to Exhibit 2.1 to the Company's Form 8-K dated
               March 4, 1998).
   2.3    --   Amendment No. 1 to Agreement and Plan of Merger dated as of
               March 16, 1998 by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS, Inc., and certain other parties
               (incorporated herein by reference to Exhibit 2.2 to the
               Company's Form 8-K dated March 4, 1998).
   2.4    --   Common Stock Purchase Agreement, dated as of January 13,
               1997, between John J. Nevin and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   2.5    --   Budget Stock Purchase Agreement, dated as of January 13,
               1997, between Budget Rent-a-Car Corporation and Team Rental
               Group, Inc. (currently known as Budget Group, Inc.)
               (incorporated by reference to Exhibit 2.8 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   2.6    --   Amendment No. 2 to Agreement and Plan of Merger dated as of
               June 19, 1998, by and among Budget Group, Inc., BDG
               Corporation, Ryder TRS, Inc., and certain other parties
               (incorporated by reference to Exhibit 2.3 to the Company's
               Current Report on Form 8-K filed on June 30, 1998).
   2.7    --   Form of Warrant issued to former Ryder TRS shareholders and optionholders (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on June 30,
               1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.8    --   Preferred Stock Purchase Agreement, dated as of January 13,
               1997, between Ford Motor Company and the Company
               (incorporated by reference to Exhibit 2.9 to the Company's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
   2.9    --   Preferred Stockholders Agreement between Ford Motor Company and the Company (incorporated by reference to Exhibit 2.10 to the Company's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
   3.1    --   Restated Certificate of Incorporation of the Registrant.
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-4 as filed with the
               Commission on May 11, 1999).
  *3.2    --   Amended and Restated Bylaws of the Registrant.
   4.1    --   Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on
               Form S-1, File No. 333-34799, dated September 26, 1997).
   4.2    --   Base Indenture between Team Fleet Financing Corporation, as
               Issuer, Team Rental Group, Inc., as Servicer and Team
               Interestholder, and Bankers Trust Company, as Trustee,
               relating to Rental Car Asset Backed Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
   4.3    --   Supplemental Indenture relating to Rental Car Asset Backed
               Notes (incorporated by reference to Exhibit 4.2 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.4    --   Base Indenture among BRAC SOCAL Funding Corporation, as
               Issuer, BRAC-OPCO, Inc., as Servicer and Retained
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.5    --   Series 1995-1 Supplement to Base Indenture among BRAC SOCAL
               Funding Corporation, as Issuer, BRAC-OPCO, Inc., as Servicer
               and Retained Interestholder, and Bankers Trust Company, as
               Trustee (incorporated by reference to Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.6    --   Supplement No. 1 to Indenture, dated as of October 20, 1995, among BRAC SOCAL Funding Corporation, BRAC-OPCO, Inc., Team
               Rental of Southern California, Inc. and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.7 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.7    --   Registration Rights Agreement, dated as of August 25, 1994, among the Registrant, Brian Britton, Jeffrey Congdon,
               Richard Hinkle, John Kennedy, Sanford Miller and Richard
               Sapia (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.8    --   Indenture dated as of January 8, 1998 between the Company
               and the Chase Manhattan Bank, as Trustee (incorporated
               herein by reference from the Company's Registration
               Statement on Form S-3, File No. 333-41093, dated November
               26, 1997, as amended by Amendment No. 1 to Form S-3 dated
               January 7, 1998).
   4.9    --   First Amendment to Registration Rights Agreement, dated as of November 1, 1994, among the Registrant, Brian Britton,
               Jeffrey Congdon, Richard Hinkle, John Kennedy, Sanford
               Miller and Richard Sapia (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).
   4.10   --   Letter Agreement, dated as of November 1, 1994, between
               Andrew Klein and the Registrant acknowledging that Andrew
               Klein is a party to the Registration Rights Agreement, dated as of August 25, 1994, as amended (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.11   --   Registration Rights Agreement, dated as of October 20, 1995, between Team Rental Group, Inc. and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               4.12 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.12   --   Registration Rights Agreement, dated as of December 1, 1996, between Team Rental Group, Inc. and the holders of the
               Convertible Subordinated Notes (incorporated by reference to
               Exhibit 4.12 to the Registrant's Registration Statement on
               Form S-1, File No. 333-21691, dated February 12, 1997).
   4.13   --   Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer, Team
               Rental Group, Inc., as Servicer and Team Interestholder, and
               Bankers Trust Registrant, as Trustee (incorporated by
               reference to Exhibit 4.15 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   4.14   --   Series 1996-1 Supplement to the Amended and Restated Base
               Indenture dated as of December 1, 1996 among Team Fleet
               Financing Corporation, as Issuer, Team Rental Group, Inc.,
               as Servicer and Team Interestholder, and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.16 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
   4.15   --   Amended and Restated Master Motor Vehicle Lease Agreement
               dated as of December 1, 1996 among Team Fleet Financing
               Corporation, as Lessor, Team Rental Group, Inc., as
               Guarantor, and certain subsidiaries of Team Rental Group,
               Inc., as lessees (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
   4.16   --   Motor Vehicle Lease Agreement Series 1996-1 dated as of
               December 1, 1996 among Team Fleet Financing Corporation, as
               Lessor, Team Rental Group, Inc., as Guarantor, and certain subsidiaries of Team Rental Group, Inc., as lessees
               (incorporated by reference to Exhibit 4.18 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   4.17   --   Registration Rights Agreement, dated as of November 6, 1997, among the Registrant and the Stockholders of Budget
               Rent-a-Car of St. Louis, Inc. (incorporated by reference to
               Exhibit 4.7 of the Registrant's Registration Statement on
               Form S-3, File No. 333-41093, dated November 26, 1997).
   4.18   --   Registrant's Series A Preferred Stock Certificate of
               Designations (incorporated by reference to Exhibit 3.4 to
               the Registrant's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
   4.19   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
   4.20   --   Amendment No. 1 to 1994 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 28, 1996).
   4.21   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
   4.22   --   Budget Rent a Car Corporation SavingsPlus Plan, as Amended
               and Restated Effective January 1993 (incorporated by
               reference to Exhibit 4.2 to Registrant's Registration
               Statement on Form S-8, as filed with the Commission on July
               14, 1998).
   4.23   --   Amended and Restated Registration Rights Agreement, dated as of April 29, 1997, between the Company and the holders of
               the Convertible Subordinated Notes (incorporated by
               reference to Exhibit 4.6 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on July
               17, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.24   --   Certificate of Trust of Budget Group Capital Trust
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.25   --   Declaration of Trust of Budget Group Capital Trust dated as of June 4, 1998, between Budget Group, Inc., The Bank of New
               York and the Administrative Trustees named therein
               (incorporated by reference to Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.26   --   Amended and Restated Declaration of Trust dated as of June
               19, 1998, between Budget Group, Inc., The Bank of New York
               (Delaware), The Bank of New York and the Administrative
               Trustees named therein (incorporated by reference to Exhibit
               4.3 to the Registrant's Registration Statement on Form S-3,
               as filed with the Commission on August 13, 1998).
   4.27   --   Indenture for HIGH TIDES Debentures Due 2028 dated as of
               June 19, 1998 between Budget Group, Inc. and The Bank of New
               York (incorporated by reference to Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.28   --   Form of HIGH TIDES (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, as
               filed with the Commission on August 13, 1998).
   4.29   --   Form of HIGH TIDES Debentures Due 2028 (incorporated by
               reference to Exhibit 4.7 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
   4.30   --   Guarantee Agreement dated as of June 19, 1998 by Budget
               Group, Inc. as Guarantor (incorporated by reference to
               Exhibit 4.8 to the Registrant's Registration Statement on
               Form S-3, as filed with the Commission on August 13, 1998).
   4.31   --   Series 2000-1 Supplement dated as of February 25, 2000 to
               the Amended and Restated Base Indenture dated as of December
               1, 1996 among Team Fleet Financing Corporation, as Issuer,
               Budget Group, Inc., as the Servicer and the Budget
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.31 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
   4.32   --   Master Motor Vehicle Lease Agreement Group II dated as of
               February 25, 2000 by an among Team Fleet Financing
               Corporation, as Lessor; Budget Rent a Car Systems, Inc.; and
               those subsidiaries, affiliates and non-affiliates of Budget
               Group, Inc. named on Schedule 1 thereto, as Lessees
               (incorporated by reference to Exhibit 4.32 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
   4.33   --   Fifth Amendment to Budget Rent a Car Corporation SavingsPlus
               Plan (as amended and restated effective January 1, 1993),
               dated December 10, 1997 (incorporated by reference to
               Exhibit 4.5 to the Registrant's Registration Statement on
               Form S-8, File No. 333-82749, filed with the Commission on
               July 13, 1999).
   4.34   --   Sixth Amendment to Budget Rent a Car Corporation SavingsPlus
               Plan (as amended and restated effective January 1, 1993),
               dated June 30, 1998 (incorporated by reference to Exhibit
               4.6 to the Registrant's Registration Statement on Form S-8,
               File No. 333-82749, filed with the Commission on July 13,
               1999).
   4.35   --   Seventh Amendment to Budget Rent a Car Corporation
               SavingsPlus Plan (as amended and restated effective January
               1, 1993), dated July 26, 1999 (incorporated by reference to
               Exhibit 4.7 to the Registrant's Registration Statement on
               Form S-8, File No. 333-50086, filed with the Commission on
               November 16, 2000).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.36   --   Eighth Amendment to Budget Rent a Car Corporation
               SavingsPlus Plan (as amended and restated effective January
               1, 1993), dated March 8, 2000 (incorporated by reference to
               Exhibit 4.8 to the Registrant's Registration Statement on
               Form S-8, File No. 333-50086, filed with the Commission on
               November 16, 2000).
   4.37   --   Budget Rent a Car Corporation Employee Retirement Plan for
               Collectively Bargained Employees (as amended and restated
               effective July 1, 1990) (incorporated by reference to
               Exhibit 4.4 to the Registrant's Registration Statement on
               Form S-8, File No. 333-50080, filed with the Commission on
               November 16, 2000).
  10.1    --   Amended and Restated Sublicense Agreement, dated as of
               October 20, 1995, between Budget Rent-a-Car of Southern
               California and Team Rental of Southern California, Inc.,
               along with Corporate Guaranty of Team Rental Group, dated as of October 20, 1995 (incorporated by reference to Exhibit
               10.11 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.2    --   Lease Agreement dated September 1, 1993 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc., as amended by First Amendment dated as of
               July 1, 1994 (Henrico County, Virginia) (incorporated by
               reference to Exhibit 10.41 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-78274, dated August 12, 1994).
  10.3    --   Lease Agreement dated June 1, 1994 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc. (Chesterfield County, Virginia) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 13, 1996).
  10.4    --   Lease Agreement dated as of September 12, 1995 between MCK
               Real Estate Corporation, Team Car Sales of Richmond, Inc.
               and Team Rental Group, Inc. (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1995).
  10.5    --   Agreement of Lease dated as of August 31, 1995 between MCK
               Real Estate Corporation and Team Rental of Philadelphia,
               Inc. (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
  10.6    --   Supply Agreement among Ford Motor Company, Team Rental
               Group, Inc. and Budget Rent-a-Car Corporation (incorporated by reference to Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).
  10.7    --   Advertising Agreement between Ford Motor Company and Budget
               Rent-a-Car Corporation (incorporated by reference to Exhibit
               10.7 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
  10.8    --   Subordinated Notes Purchase Agreement, dated as of December
               1, 1996, by and between the Registrant and the investors
               listed therein (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
  10.9    --   Subordination Agreement, dated as of October 20, 1995, among
               Budget Rent-a-Car of Southern California, BRAC-OPCO, Inc.,
               Team Rental Group, Inc. and Team Rental of Southern
               California (incorporated by reference to Exhibit 10.49 to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1995).
  10.10   --   Shareholders' Agreement, dated as of October 20, 1995, by
               and among Team Rental Group, Inc., the holders of the
               Company's Class B Common Stock, and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               10.50 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.11   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.12   --   Amendment No. 1 to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.54 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1,
               File No. 333-4507, dated June 28, 1996).
  10.13   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
  10.14   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Sanford Miller (incorporated by reference to
               Exhibit 10.29 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.15   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and John Kennedy (incorporated by reference to
               Exhibit 10.30 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.16   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Jeffrey Congdon (incorporated by reference to
               Exhibit 10.31 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.17   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Ronald Agronin (incorporated by reference to
               Exhibit 10.32 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.18   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Stephen Weber (incorporated by reference to
               Exhibit 10.33 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.19   --   Second Amendment to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.24 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679, dated April 8, 1998).
  10.20   --   1997 Amendment to 1994 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10.25 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679, dated April 8, 1998).
  10.21   --   Registration Rights Agreement dated as of June 19, 1998
               between Budget Group Capital Trust, Budget Group, Inc. and the several Purchasers named herein (incorporated by
               reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
  10.22   --   Remarketing Agreement dated as of June 19, 1998 between
               Budget Group, Inc., Budget Group Capital Trust, The Bank of
               New York, the Administrative Trustees named therein and the
               Remarketing Agent named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement
               on Form S-3, as filed with the Commission on August 13,
               1998).
  10.23   --   Amended and Restated Credit Agreement dated as of June 19,
               1998 among Budget Group, Inc., as the Borrower, Certain
               Financial Institutions, as the Lenders, Credit Suisse First
               Boston, as a Co-Syndication Agent and the Documentation
               Agent (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.24   --   First Amendment to Amended and Restated Credit Agreement
               dated September 11, 1998 among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent (incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998).
  10.25   --   Limited Waiver No. 1 to Amended and Restated Credit
               Agreement dated as of December 31, 1998 among Budget Group,
               Inc., as Borrower, the Lenders and Credit Suisse First
               Boston (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.26   --   Assignment, Assumption and Amendment Agreement dated as of
               June 19, 1998 among Budget Group, Inc., as New Borrower,
               Budget Rent A Car Corporation, as Existing Borrower, the
               Lenders, Credit Suisse First Boston, as Co-Syndication
               Agent, Co-Arranger and Administrative Agent and Nationsbanc
               Montgomery Securities LLC, as Co-Syndication Agent,
               Co-Arranger and Documentation Agent (incorporated by
               reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
  10.27   --   Form of Executive Severance Agreement dated October 1, 1998 between the Registrant and each of Messrs. Miller, Congdon,
               Aprati and White (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
  10.28   --   Form of Executive Severance Agreement between the Registrant and Mr. Sotir (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1998).
  10.29   --   Transaction Guaranty dated December 15, 1998 by Budget
               Group, Inc. in favor of KeyBank National Association
               (incorporated by reference to Exhibit 10.29 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.30   --   Second Amendment to Amended and Restated Credit Agreement
               dated March 18, 1999 among Budget Group, Inc., as Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent (incorporated by reference to Exhibit
               10.30 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998).
  10.31   --   Form of Executive Severance Agreement dated January 1, 2000 between the Registrant and each of Messrs. Siegel and Cohen
               (incorporated by reference to Exhibit 10.31 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
  10.32   --   Employment Letter dated October 22, 1999 between the
               Registrant and David N. Siegel (incorporated by reference to
               Exhibit 10.32 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1999).
  10.33   --   Employment Letter dated December 3, 1999 between the
               Registrant and Neal S. Cohen (incorporated by reference to
               Exhibit 10.33 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1999).
  10.34   --   Third Amendment to Amended and Restated Credit Agreement
               dated December 22, 1999, among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent. (incorporated by reference to Exhibit
               10.34 to the Registrant's Annual Report on Form 10-K the
               year ended December 31, 1999).
  10.35   --   Bridge Loan Agreement dated February 25, 2000, among Credit
               Suisse First Boston, as Lender; Team Fleet Financing
               Corporation, as Borrower; and Budget Group, Inc., as
               Servicer. (incorporated by reference to Exhibit 10.35 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
  10.36   --   Series 2000-2 Supplement to the Amended and Restated Base
               Indenture, dated as of June 29, 2000, among Team Fleet
               Financing Corporation, as the Issuer, Budget Group, Inc., as
               the Servicer, Budget Group, Inc., as the Budget
               Interestholder and Bankers Trust Company, as the Trustee
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Quarterly Report on 10-Q, for the quarter ended
               June 30, 2000).
  10.37   --   Master Motor Vehicle Lease Agreement, dated as of June 29,
               2000, by and among Team Fleet Financing Corporation, as
               Lessor, Budget Group, Inc., as Guarantor, Budget Rent A Car
               Systems, Inc., and those Subsidiaries, Affiliates and
               Non-Affiliates of Budget Group, Inc. named on Schedule 1
               thereto, as Lessees (incorporated by reference to Exhibit
               4.2 to the Registrant's Quarterly Report on 10-Q, for the
               quarter ended June 30, 2000).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.38   --   Series 2000-2 Note Purchase Agreement, dated as of June 29,
               2000, among Team Fleet Financing Corporation, Budget Group,
               Inc., as Servicer, Twin Towers, Inc., Deutsche Bank AG, New
               York Branch, as The Committed Note Purchaser, and Deutsche
               Bank AG, New York Branch, as Agent (incorporated by
               reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on 10-Q, for the quarter ended June 30, 2000)
  10.39   --   Amendment No. 1 to Bridge Loan Agreement, dated as of June
               30, 2000 among Team Fleet Financing Corporation, Budget
               Group, Inc., as the Servicer and Credit Suisse First Boston,
               New York Branch, as the Lender (incorporated by reference to
               Exhibit 10.2 to the Registrant's Quarterly Report on 10-Q,
               for the quarter ended June 30, 2000).
  10.40   --   Budget Group, Inc. 2000 Stock Plan (incorporated by
               reference to Annex A to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders held May 18, 2000).
 *10.41   --   Fourth Amendment and Waiver to Amended and Restated Credit
               Agreement, dated as of September 30, 2000, among Budget
               Group, Inc., as borrower, the Lenders and Credit Suisse
               First Boston, as administrative agent for the Lenders.
 *10.42   --   Fifth Amendment to Amended and Restated Credit Agreement,
               dated as of January 10, 2001 among Budget Group, Inc., as
               borrower, the Lenders and Credit Suisse First Boston, as
               administrative agent for the Lenders.
 *10.43   --   Sixth Amendment to Amended and Restated Credit Agreement,
               dated as of February 9, 2001, among Budget Group, Inc., as borrower, the Lenders and Credit Suisse First Boston, as
               administrative agent for the Lenders.
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.

---------------

* Filed herewith.

     (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

     (c) Exhibits
          Exhibits are listed in Item 14(a).

     (d) Financial Statement Schedules
          Not applicable.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2

Consolidated Balance Sheets at December 31, 1999 and 2000...  F-3

Consolidated Statements of Operations for each of the Three
  Years in the period ended December 31, 2000...............  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for each of the Three Years in the period ended December
  31, 2000..................................................  F-5

Consolidated Statements of Cash Flows for each of the Three
  Years in the period ended December 31, 2000...............  F-6

Notes to Consolidated Financial Statements..................  F-7

                      BUDGET GROUP, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Budget Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Budget Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Budget Group, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Orlando, Florida
April 2, 2001

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,

                                                                 1999         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and cash equivalents...................................  $   56,886   $   70,757
Restricted cash.............................................       1,074        4,074
Trade and vehicle receivables, net..........................     416,218      336,209
Revenue earning vehicles, net...............................   3,179,603    2,913,972
Property and equipment, net.................................     215,530      169,031
Prepaid expenses and other assets...........................     226,190      206,554
Intangibles, including goodwill, less accumulated
  amortization of $59,542 in 1999 and $129,296 in 2000......     852,789      794,531
Net assets of discontinued operations.......................     134,228       24,802
                                                              ----------   ----------
          Total assets......................................  $5,082,518   $4,519,930
                                                              ==========   ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Notes payable...............................................  $3,637,710   $3,456,597
Accounts payable, accrued and other liabilities.............     585,068      861,968
Deferred income taxes.......................................         757           --
                                                              ----------   ----------
          Total liabilities.................................   4,223,535    4,318,565
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
  (NOTES 12, 14 AND 15)
                                                              ----------   ----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY (LIQUIDATION PREFERENCE
  $300,000).................................................     291,460      291,760
                                                              ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, $0.01 par value, one vote per share,
  70,000,000 shares authorized. Shares issued, 35,417,332 in
  1999 and 35,474,072 in 2000...............................         354          355
Class B common stock, $0.01 par value, 10 votes per share,
  2,500,000 shares authorized, 1,936,600 shares issued (in
  1999 and 2000)............................................          19           19
Additional paid-in capital..................................     646,641      598,323
Foreign currency translation adjustment.....................        (446)      (5,493)
Accumulated deficit.........................................     (77,217)    (681,828)
Treasury stock, at cost (160,613 in 1999 and 155,606 in 2000
  shares of Class A common stock)...........................      (1,828)      (1,771)
                                                              ----------   ----------
          Total stockholders' equity (deficit)..............     567,523      (90,395)
                                                              ----------   ----------
          Total liabilities and stockholders' equity
            (deficit).......................................  $5,082,518   $4,519,930
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 1998         1999         2000
                                                              ----------   ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT FOR
                                                                       PER SHARE AMOUNTS)
OPERATING REVENUE:
  Vehicle rental revenue....................................  $1,834,805   $2,237,254   $2,354,378
  Royalty fees and other....................................      81,902       88,400       81,994
                                                              ----------   ----------   ----------
         Total operating revenue............................   1,916,707    2,325,654    2,436,372
                                                              ----------   ----------   ----------
OPERATING EXPENSES:
  Direct vehicle and operating..............................     760,266      953,091    1,168,863
  Depreciation - vehicle....................................     467,490      557,928      594,259
  Selling, general and administrative.......................     415,527      591,299      829,735
  Amortization and non-vehicle depreciation.................      49,952       69,479      128,381
  Restructuring expenses....................................      14,353           --           --
                                                              ----------   ----------   ----------
         Total operating expenses...........................   1,707,588    2,171,797    2,721,238
                                                              ----------   ----------   ----------
OPERATING INCOME (LOSS).....................................     209,119      153,857     (284,866)
                                                              ----------   ----------   ----------
OTHER (INCOME) EXPENSE:
  Vehicle interest expense..................................     174,794      189,539      227,698
  Non-vehicle interest expense..............................      16,521       26,679       36,823
  Interest income...........................................     (11,348)      (7,397)      (1,567)
  Debt extinguishment costs.................................       9,454           --           --
                                                              ----------   ----------   ----------
         Total other expense, net...........................     189,421      208,821      262,954
                                                              ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES.........................................      19,698      (54,964)    (547,820)
  Provision (benefit) for income taxes......................       5,241      (23,826)       3,688
  Distributions on trust preferred securities...............       9,957       18,750       18,750
                                                              ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................       4,500      (49,888)    (570,258)
                                                              ----------   ----------   ----------
DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS
  SEGMENTS (net of benefit for income taxes of $4,984 in
    1998 and $200 in 1999)..................................      (8,131)        (327)          --
  ESTIMATED LOSS FROM DISPOSAL OF BUSINESS SEGMENTS,
    INCLUDING PROVISION FOR OPERATING LOSSES OF $12,160 AND
    $30,067 DURING PHASE OUT PERIOD (net of benefit for
    income taxes of $8,780 in 1999 and $0 in 2000)..........          --      (14,325)     (34,353)
                                                              ----------   ----------   ----------
         Net loss from discontinued operations..............      (8,131)     (14,652)     (34,353)
                                                              ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEM..........................      (3,631)     (64,540)    (604,611)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (Net of
  benefit for income taxes of $26,602)......................     (45,296)          --           --
                                                              ----------   ----------   ----------
NET LOSS....................................................  $  (48,927)  $  (64,540)  $ (604,611)
                                                              ==========   ==========   ==========
Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations..................  $     0.14   $    (1.37)  $   (15.31)
  Loss from operations of discontinued business segments
    (net of income taxes)...................................       (0.26)       (0.01)          --
  Estimated loss from disposal of business segments,
    including provision for operating losses during phase
    out period (net of income taxes)........................          --        (0.39)       (0.92)
                                                              ----------   ----------   ----------
  Net loss before extraordinary item........................       (0.12)       (1.77)      (16.23)
  Extraordinary item (net of income taxes)..................       (1.41)          --           --
                                                              ----------   ----------   ----------
  Net loss..................................................  $    (1.53)  $    (1.77)  $   (16.23)
                                                              ==========   ==========   ==========
Weighted average number of shares outstanding...............      32,067       36,430       37,255
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                            FOREIGN                                TOTAL
                                             ADDITIONAL    CURRENCY     RETAINED               STOCKHOLDERS'
                                    COMMON    PAID-IN     TRANSLATION   EARNINGS    TREASURY      EQUITY
                                    STOCK     CAPITAL     ADJUSTMENT    (DEFICIT)    STOCK       (DEFICIT)
                                    ------   ----------   -----------   ---------   --------   -------------
                                                                 (IN THOUSANDS)
Balance, December 31, 1997........   $274     $425,222      $(2,477)    $  36,250   $  (330)     $ 458,939
Comprehensive loss:
  Net loss........................     --           --           --       (48,927)       --
  Foreign currency translation....     --           --         (935)           --        --
Total comprehensive loss..........                                                                 (49,862)
  Shares issued in business
     combinations.................     42      154,316           --            --        --        154,358
  Proceeds from exercise of stock
     options......................      1        1,740           --            --        --          1,741
  Conversion of debt..............     43       88,811           --            --        --         88,854
  Purchase of treasury stock......     --           --           --            --    (1,683)        (1,683)
                                     ----     --------      -------     ---------   -------      ---------
Balance, December 31, 1998........    360      670,089       (3,412)      (12,677)   (2,013)       652,347
Comprehensive loss:
  Net loss........................     --           --           --       (64,540)       --
  Foreign currency translation....     --           --        2,966            --        --
Total comprehensive loss..........     --           --           --            --        --        (61,574)
  Shares issued in business
     combinations.................     --        1,017           --            --        --          1,017
  Proceeds from exercise of stock
     options......................     --            7           --            --        --              7
  Make-whole payments.............     13      (24,691)          --            --       185        (24,493)
  Stock compensation expense......     --          219           --            --        --            219
                                     ----     --------      -------     ---------   -------      ---------
Balance, December 31, 1999........    373      646,641         (446)      (77,217)   (1,828)       567,523
Comprehensive loss:
  Net loss........................     --           --           --      (604,611)       --
  Foreign currency translation....     --           --       (5,047)           --        --
Total comprehensive loss..........     --           --           --            --        --       (609,658)
  Make-whole payments.............      1      (30,509)          --            --        57        (30,451)
  Warrant repurchase..............     --      (17,809)          --            --        --        (17,809)
                                     ----     --------      -------     ---------   -------      ---------
Balance, December 31, 2000........   $374     $598,323      $(5,493)    $(681,828)  $(1,771)     $ (90,395)
                                     ====     ========      =======     =========   =======      =========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             1998          1999          2000
                                                          -----------   -----------   -----------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net loss..............................................  $   (48,927)  $   (64,540)  $  (604,611)
  Loss from discontinued operations (net)...............        8,131        14,652        34,353
  Extraordinary item (net)..............................       45,296            --            --
                                                          -----------   -----------   -----------
  Income (loss) from continuing operations..............        4,500       (49,888)     (570,258)
  Adjustments to reconcile income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................      517,442       627,407       722,640
     Provision for doubtful accounts....................       25,463        32,547       116,107
     Deferred income tax benefit........................       (6,518)      (35,267)         (757)
     Stock compensation expense.........................           --           219            --
     Debt extinguishment costs..........................        9,454            --            --
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
       Trade and vehicle receivables, net...............      (80,864)      (51,262)      (36,317)
       Prepaid expenses and other assets................      (79,614)      (19,531)       46,234
       Accounts payable, accrued and other
          liabilities...................................      (21,409)       94,421       202,650
                                                          -----------   -----------   -----------
          Net cash provided by continuing operating
            activities..................................      368,454       598,646       480,299
                                                          -----------   -----------   -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Change in restricted cash.............................     (130,086)      420,393        (3,000)
  Proceeds from sale of revenue earning vehicles........    2,404,598     2,670,140     3,450,122
  Proceeds from sale of property and equipment..........        7,725         8,754        30,342
  Purchases of revenue earning vehicles.................   (3,087,220)   (3,713,530)   (3,773,766)
  Purchases of property and equipment...................      (78,467)     (104,430)      (43,722)
  Payments for acquisitions, net of cash acquired.......     (166,660)       (1,018)       (5,714)
                                                          -----------   -----------   -----------
          Net cash used in continuing investing
            activities..................................   (1,050,110)     (719,691)     (345,738)
                                                          -----------   -----------   -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Net decrease in commercial paper......................      (30,955)     (566,681)     (116,874)
  Proceeds from medium term notes.......................    1,100,000       950,000            --
  Principal payments on medium term notes...............      (30,376)     (605,682)           --
  Net increase (decrease) in other vehicle
     obligations........................................     (267,636)        9,720       (56,962)
  Net increase (decrease) in working capital
     facilities.........................................       50,000       (50,000)           --
  Proceeds from other notes payable.....................       21,945       411,902         1,024
  Principal payments on other notes payable.............      (27,359)      (24,632)       (8,301)
  Proceeds from trust preferred securities..............      291,000            --            --
  Proceeds from equity transactions, net................        1,741             7            --
  Purchase of treasury stock............................       (1,683)           --            --
  Early redemption of notes payable.....................     (394,234)           --            --
  Warrant repurchase....................................           --            --       (17,809)
  Make-whole payments...................................           --       (23,932)      (30,451)
                                                          -----------   -----------   -----------
          Net cash provided (used) by continuing
            financing activities........................      712,443       100,702      (229,373)
                                                          -----------   -----------   -----------
  Net cash provided (used) by discontinued operations...      (23,928)      (46,380)      109,426
                                                          -----------   -----------   -----------
Effect of exchange rate on cash.........................            6          (402)         (743)
                                                          -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents....        6,865       (67,125)       13,871
Cash and cash equivalents, beginning of year............      117,146       124,011        56,886
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of year..................  $   124,011   $    56,886   $    70,757
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

     In December 1999, the Company adopted plans to dispose of its non-core assets, primarily the retail car sales segment, VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise") in order to focus on car and truck rental. The net loss and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations in the consolidated statements of operations and net assets of discontinued operations in the consolidated balance sheets.

     In December 2000, the Company adopted plans to re-franchise and/or close a majority of its operations in Europe. The related operating assets have been written down to their estimated net realizable value. Long-lived assets, primarily capitalized software and goodwill, have been reviewed for impairment and written down accordingly. (See Intangibles, Including Goodwill, Computer Software Systems and note 8)

     Company-owned vehicle rental operations are located primarily throughout the United States and Western Europe. The largest concentration (approximately 14%) of vehicle rental assets is located in the highly competitive Florida market. Franchised vehicle operations are located worldwide. Customers are mainly business and leisure travelers. No customer accounts for more than 10% of the Company's revenues.

  Principles of Consolidation

     The consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include self insurance liabilities, costs to close or dispose of operations, impairment of long-lived assets, allowance for doubtful accounts, allowance for deferred tax assets and realization of intangible assets.

  Changes in Accounting Estimates

     The Company occasionally records adjustments related to changes in actuarial estimates of its self-insurance liability (See Self Insurance Liability). The effect of these adjustments on income from continuing operations and net income was an increase of $14,200 ($0.44 per basic and diluted share) and a decrease of $16,100 ($0.43 loss per basic and diluted share) for 1998 and 2000, respectively.

     In the fourth quarter of 2000, the Company recorded a charge of approximately $50,300 ($1.35 loss per basic and diluted share) to adjust vehicle inventory disposal valuations resulting from a weakness in the vehicle resale market.

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

                                                                1998       1999       2000
                                                              --------   --------   --------
Balance at beginning of year................................  $ 48,198   $ 69,040   $ 99,488
Provision...................................................    25,463     32,547    116,107
Write-offs..................................................   (17,627)   (12,557)   (12,089)
Net change in subrogation receivables.......................     9,269     10,007     24,674
Increase due to acquisitions................................     3,737        451         --
                                                              --------   --------   --------
Balance at end of year......................................  $ 69,040   $ 99,488   $228,180
                                                              ========   ========   ========

  Revenue Earning Vehicles, Net

     Revenue earning vehicles are stated at cost less related discounts and manufacturers' incentives or fair market value at the date of acquisition, as appropriate, and are depreciated over their estimated economic lives or at rates corresponding to manufacturers' repurchase program guidelines, where applicable. Repurchase programs typically require the manufacturers to repurchase the vehicles after varying time frames at agreed upon prices (subject to defined condition and mileage standards). Depreciation rates generally range from 0.6% to 3.0% per month. Management periodically reviews depreciable lives and rates for adequacy based on a variety of factors including general economic conditions and estimated holding period of the vehicles. Gains and losses upon the sale of revenue earning vehicles are recorded as an adjustment to depreciation expense. Maintenance and repair are charged to operations currently.

  Property and Equipment, Net

     Property and equipment is recorded at cost or fair market value at the date of acquisition, as appropriate. Maintenance and repair are charged to operations currently. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements........................  5-25 years
Furniture, fixtures and office equipment....................  3-10 years

     The carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows or expected sales proceeds. In the fourth quarter of 1998, 1999 and 2000, assets were written down by approximately $600 charge in direct vehicle and operating, $12,900 charge in selling, general and administrative and $8,100 charge in selling, general and administrative, respectively. The 2000 charge to selling, general and administrative was due to an impairment resulting from the plan to refranchise the majority of our

European operations. Although no additional impairment is indicated at December 31, 2000, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved.

  Investments

     Investments in less than majority-owned entities, where the Company demonstrates significant influence (generally ownership of 20% to 50%), are accounted for using the equity method, under which the Company's share of operating results is reflected in income as earned and dividends are credited against the investment when received. (See Note 8)

  Deferred Financing Fees

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

     In 1999, computer software of approximately $11,700 was written off and in the fourth quarter of 2000, computer software of approximately $34,138 was written off to selling, general and administrative primarily due to an impairment resulting from the plan to refranchise the majority of our European operations. (See "Description of Business" and note 8)

     The carrying value of computer software systems is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows or expected sales proceeds.

  Intangibles, Including Goodwill

     Intangible assets, including goodwill, consist of the following at December 31:

                                                                1999       2000
                                                              --------   --------
Franchise agreements........................................  $141,401   $128,641
Trade names.................................................   188,658    170,822
Goodwill....................................................   522,730    495,068
                                                              --------   --------
                                                              $852,789   $794,531
                                                              ========   ========

     Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired. Franchise agreements and trade names relate to the BRACC and Ryder TRS Acquisitions. Goodwill represents the excess of the purchase price over the estimated fair value of all identifiable net assets acquired. The intangible assets are amortized over the related estimated useful lives, which range from 8 to 40 years, using the straight-line method. The carrying value of intangibles is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. The Company measures impairment loss as the amount by which the carrying value of the assets exceed the fair value of the assets. Fair value is calculated as the present value of estimated future cash flows. In the fourth quarter of 1998, intangible assets of approximately $3,170 were written off by a charge to amortization and non-vehicle depreciation expense. In the fourth quarter of 2000, intangible assets of approximately $42,100, resulting from the plan to refranchise the majority of our European operations, were written off and charged to amortization and non-vehicle depreciation. Although no additional impairment is indicated at December 31, 2000, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved. (See Description of Business)

  Net Assets of Discontinued Operations

     Net assets of discontinued operations to be disposed of, are separately classified on the accompanying consolidated balance sheets at December 31, 1999 and 2000, at their estimated net realizable values. Included in this classification at December 31, 1999 is a 50% investment in a joint venture formed to facilitate the disposal of used car sales locations which was sold during 2000. (See note 5)

  Environmental Costs

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

  Self Insurance Liability

     The Company is largely self insured with respect to personal and property liability claims up to specified limits. Third-party insurance is maintained in limited areas and for claims in excess of those specified limits. A liability in the amount of $100,149 and $99,673 at December 31, 1999 and 2000, respectively, which is included in accounts payable, accrued and other liabilities, is recorded for known claims and for incurred but not reported incidents based on actuarially computed estimates of expected loss. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

     The Company maintained letters of credit totaling $55,490 at December 31, 2000, largely in support of its insurance liability in certain states and supporting the reimbursement of claims paid by third-party claims administrators.

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates currently in effect. Deferred tax expense is the result of changes in the net deferred tax assets and liabilities. The effect of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax liabilities are recognized to the extent they are expected to be payable upon distribution of earnings of foreign and unconsolidated subsidiaries.

  Translation of Foreign Financial Statements

     The financial statements of the Company's foreign affiliates have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Accordingly, assets and liabilities of foreign operations are translated at period-end rates of exchange, with any resulting translation adjustments reported as a separate component of stockholders' equity (deficit) and included in comprehensive net loss. Statement of operations accounts are translated at average exchange rates for the period and gains and losses from foreign currency transactions are included in net loss.

REVENUE RECOGNITION

     Revenue consists primarily of fees from vehicle rentals, including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations. The Company recognizes revenue over the period in which vehicles are rented.

     Revenues also include monthly royalty fees from franchisees, fees generated from miscellaneous services provided to the Company's franchisees and fees generated from move management services. Most available territory has been franchised and the Company's ongoing Budget Rent a Car franchising activity is not considered material. Royalty fees are recognized in the period in which the fee is earned from the franchisee, while remaining revenues are recognized once the product is delivered or the service is performed. See note 19.

     In December 1999, the United States Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices conform to the guidelines prescribed in SAB 101.

  Advertising, Promotion and Selling

     Advertising, promotion and selling expense, other than direct response advertising, is charged to expense as incurred. The Company incurred advertising expense of $48,731, $43,443 and $50,136 in 1998, 1999 and 2000, respectively.

  Derivatives

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income (loss) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Based on its current limited use of derivatives, the Company expects no material impact on its financial condition or results of operations upon adoption of SFAS No 133.

  Stock Options

     On April 25, 1994, the Company adopted the 1994 Incentive Stock Option Plan ("ISO Plan") and the 1994 Director's Stock Options Plan ("Director's Plan") and on July 27, 2000, the Company adopted the Budget Group, Inc. 2000 Stock Plan ("2000 Stock Plan"). The Company records compensation expense for stock options under these plans in accordance with Accounting Principles Board ("APB") Opinion
25. The Company has adopted the pro forma disclosure requirement provisions of SFAS No. 123., "Accounting for Stock Based Compensation."

  Earnings (Loss) Per Share

     Basic earnings per share was calculated by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the income (loss) and number of shares utilized in the earnings per share ("EPS") calculations for each of the three years in the period ended December 31, 2000.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998      1999       2000
                                                              ------   --------   ---------
Income (loss) from continuing operations....................  $4,500   $(49,888)  $(570,258)
Effect of interest, distributions, and loan fee amortization
  on convertible securities -- net of income taxes..........      --         --          --
                                                              ------   --------   ---------
Income (loss) from continuing operations available to common stockholders after assumed conversion of dilutive
  securities................................................  $4,500   $(49,888)  $(570,258)
                                                              ======   ========   =========
                                                              (000's)    (000's)     (000's)
Weighted average number of common shares used in basic
  EPS.......................................................  32,067     36,430      37,255
Effect of dilutive securities:
  Stock options.............................................      --         --          --
  Convertible debt..........................................      --         --          --
                                                              ------   --------   ---------
Weighted average number of common shares and dilutive
  securities used in diluted EPS............................  32,067     36,430      37,255
                                                              ======   ========   =========

     Options to purchase 3,637,317, 4,043,371 and 4,056,094 shares of Class A common stock were outstanding at December 31, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted EPS as any options included in the calculation would be antidilutive.

  Comprehensive Income/(Loss)

     Net income/(loss) is adjusted for the foreign currency translation adjustment to arrive at comprehensive income/(loss) in the accompanying consolidated statements of stockholders' equity (deficit).

  Reclassifications

     Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

     During 1998, 1999 and 2000, the Company acquired certain Budget franchise operations, retail vehicle sales operations, Ryder TRS, Cruise (a recreational vehicle rental and sales company), and an insurance replacement car rental company. The acquisitions have been accounted for under the purchase method of accounting, except for Cruise which was accounted for as a pooling of interests, and, accordingly, the Company has allocated the cost of the acquisitions on the basis of the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The accompanying consolidated statements of operations and cash flows reflect the operations of the acquired companies accounted for as purchases from their respective acquisition dates.

  1998 Acquisitions

     Make Whole Provisions

     The Company entered into agreements in conjunction with the Ryder TRS and other acquisitions to guarantee the market value of Class A common stock issued in conjunction with the acquisitions. A make-whole payment was delivered when the price of the stock fell below a specified price during the measurement periods. The make-whole payments were made in both cash and stock.

     Acquisitions

     Acquisition of Cruise -- On January 28, 1998, the Company completed its acquisition of Cruise in a stock-for-stock merger accounted for as a pooling of interests. In connection with the merger, the Company issued 1,623,478 shares of Class A common stock in exchange for all the outstanding common stock of Cruise. In addition, the Company issued 111,478 options to purchase Class A common stock in exchange for all of the outstanding options to purchase stock of Cruise. As of December 31, 2000, 16,486 of the options issued for the acquisition of Cruise remain outstanding.

     Acquisition of Ryder TRS -- On June 19, 1998, pursuant to the Agreement and Plan of Merger, as amended, entered into on March 4, 1998, the Company acquired all of the outstanding stock of Ryder TRS, based in Denver, Colorado. As consideration for the Ryder TRS acquisition, the Company issued 3,455,206 shares of Class A common stock, paid $125,000 in cash and issued warrants to purchase Class A common stock, the value of which is capped at $19,000. In addition, the Company agreed to pay Ryder TRS stockholders a make-whole payment, which guaranteed the market value of the Class A common stock at approximately $33.00 per share over two 30 day measurement periods in 1999 and 2000. The Company also assumed approximately $522,000 of Ryder TRS's debt. (See note 17) The results of Ryder TRS are included in the Company's results of operations from June 1, 1998, at which time the Company effectively took control of Ryder TRS.

     The Company recorded additional adjustments in connection with the finalization of the purchase price allocation for the acquisition of Ryder TRS in the first and second quarters of 1999, the most significant of which was related to the decrease in the fair market value of revenue earning vehicles of $34,900.

     If the acquisition had occurred at the beginning of the period presented, the Company's results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of the respective period.

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1998
                                                              -----------------------
                                                                    (UNAUDITED)
Operating revenue...........................................        $2,113,469
Net loss from continuing operations.........................            (8,376)
EPS -- basic and diluted....................................             (0.25)

     In connection with the Ryder TRS acquisition, the Company made a cash make-whole payment of approximately $20,900 in July 1999.

     In March and June 2000, the Company paid approximately $17,600 and $200, respectively, to repurchase warrants to purchase common stock from the former shareholders of Ryder TRS.

     In April 2000, the Company entered into a series of agreements to pay the final payment of the Ryder TRS make-whole obligation in cash. Payments totaling approximately $12,000 were made in April and May 2000 and the final payment of approximately $18,400 was paid in July 2000.

     These payments were recorded as a charge to additional paid-in-capital.

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

  2000 Acquisitions

     The Company completed several small acquisitions of Budget franchises and a local market car rental company. These acquisitions are not material either individually or in the aggregate and the Company does not expect them to have a significant impact on its consolidated financial position or results of operations. The acquired properties are located in Kentucky, England and Australia.

3. DISPOSITIONS

     On March 17, 2000, the Company completed the sale of a program to lease vehicles to licensees for approximately $37,700. The sales price approximated the Company's net investment.

4. RESTRUCTURING

     The accompanying consolidated financial statements for 1998 include charges and accruals of approximately $12,800 ($6,700 in personnel expense and $6,100 in general and administrative expense) related to closings of vehicle rental locations and the centralization of certain finance and administrative functions of the Company (the "Restructuring"). In conjunction with the Restructuring, approximately 375 employees were identified for termination, primarily in operations, sales, and finance. All of the affected employees have been terminated.

     At December 31, 2000, the remaining accruals relating to the Restructuring totaled approximately $2,900, which are largely related to leases. During 1998, 1999 and 2000, amounts paid or utilized totaled approximately $1,900, $5,100 and $1,800, respectively, and the Company recorded reductions in the accruals of approximately $800 in 1999 and $300 in 2000.

5. DISCONTINUED OPERATIONS

     In December, 1999, the Company adopted plans to sell or dispose of its car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise and VPSI. The assets of the operations to be sold consist primarily of vehicles, accounts receivable and property and equipment.

     During 2000, the Company sold all of its corporate owned Budget Car Sales retail facilities, two new car dealerships and its ownership interest in its car sales joint venture. The Company continues to operate the Carson-Chrysler dealership and expects to complete its sale by mid-year 2001.

     Included in net assets of discontinued operations is a charge for the expected settlement of a contingency included in the original Cruise sale agreement whereby the Company will receive less than face value for certain notes receivable of up to $20,318.

  Car Sales Segment

     Net losses for the Car Sales segment of $10,066 (net of income tax benefits of $6,169) for the 11 months ended November 30, 1999, which was before the phase-out period began, are included in the accompanying consolidated statements of operations under the heading "Discontinued Operations".

     In 1999, the Company estimated losses on the disposal of the car sales segment of $10,569 (net of income taxes of $6,478) which included a provision of $5,522 (net of income tax benefits of $3,385) for expected losses during the phase out period and $5,047 (net of income tax benefit of $3,093) for losses on the disposal of assets. Actual operating losses during 2000 exceeded the original estimate by $12,108 largely due to increased warranty and financing cost estimates and interest expense. Actual disposal costs increased $6,453 due to lower than planned proceeds from the sale of new and used car dealerships.

     The car sales segment had retail vehicle sales revenue of $512,545, $574,989 and $209,473 for the years 1998, 1999 and 2000, respectively. Operating losses were $23,376, $9,756 and $5,908 for the years 1998, 1999 and 2000, respectively. These amounts are not included in the revenue or operating income
(loss) from continuing operations of the accompanying consolidated statements of operations.

     Assets and liabilities of the Car Sales segment to be disposed of, at net realizable value, consist of the following at December 31:

                                                                1999      2000
                                                              --------   -------
Cash........................................................  $  9,040   $ 1,971
Trade and vehicle receivables, net..........................    15,725     2,730
Vehicle inventory...........................................    60,285    10,009
Property and equipment, net.................................    12,699     1,361
Prepaid expenses and other assets...........................     3,256     1,064
Intangibles, including goodwill.............................    17,128     2,682
                                                              --------   -------
          Total assets......................................   118,133    19,817
Notes payable and accounts payable, accrued and other
  liabilities...............................................    82,598    29,055
                                                              --------   -------
          Net assets (liabilities) of discontinued
             operations.....................................  $ 35,535   $(9,238)
                                                              ========   =======

  Cruise and VPSI

     The Company sold VPSI and Cruise ("Non-core Subsidiaries") effective September 30, 2000 and October 1, 2000, respectively. The initial sales price for Cruise and VPSI was approximately $27,500 and $26,200, respectively. The purchaser of Cruise America also assumed approximately $22.7 million of debt.

     Prior to the beginning of the phase-out period for discontinued operations, net income for the Non-core Subsidiaries of $9,739 (net of income taxes of $5,969) for the 11 months ended November 30, 1999, is included in the accompanying consolidated statements of operations under the heading "Discontinued Operations".

     In 1999, the Company estimated losses on the disposal of the Non-core Subsidiaries of $3,756 (net of income taxes of $2,302) which included a provision of $2,018 (net of income tax benefits of $1,237) for expected losses during the phase out period and $1,738 (net of income tax benefit of $1,066) for losses on the disposal of assets. Actual operating losses during 2000 exceeded the original estimate by approximately $17,959, largely due to the expected settlement of a contingency included in the original sale agreement resulting in a charge of $20,318, partially offset by lower than anticipated operating losses during 2000. Actual disposal costs were approximately $2,167 lower than originally estimated.

     The Non-core Subsidiaries had revenue of $139,634, $148,781 and $105,776 and operating income of $20,533, $27,605 and $11,967 for the years 1998, 1999 and 2000, respectively. These amounts are not included in the revenue or operating income (loss) of the accompanying consolidated statements of operations.

     Assets and liabilities of the Non-core Subsidiaries to be disposed of, at net realizable value consist of the following at December 31:

                                                                1999       2000
                                                              --------   --------
Cash........................................................  $  7,327   $     --
Trade, vehicle and notes receivable, net....................     6,858     53,912
Vehicles held for sale......................................     3,557         --
Revenue earning vehicles, net...............................   128,137         --
Property and equipment, net.................................     7,171         --
Prepaid expenses and other assets...........................     8,290         --
                                                              --------   --------
          Total assets......................................   161,340     53,912
Notes payable and accounts payable, accrued and other
  liabilities...............................................    62,647     19,872
                                                              --------   --------
          Net assets of discontinued operations.............  $ 98,693   $ 34,040
                                                              ========   ========

6. REVENUE EARNING VEHICLES, NET

     Revenue earning vehicles consist of the following at December 31:

                                                                 1999         2000
                                                              ----------   ----------
Revenue earning vehicles....................................  $3,636,387   $3,425,304
Less -- accumulated depreciation............................    (456,784)    (511,332)
                                                              ----------   ----------
                                                              $3,179,603   $2,913,972
                                                              ==========   ==========

7. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following at December 31:

                                                                1999       2000
                                                              --------   ---------
Land........................................................  $ 43,677   $  36,301
Buildings and leasehold improvements........................   134,613     131,242
Furniture, fixtures and office equipment....................   117,826     115,483
                                                              --------   ---------
                                                               296,116     283,026
Less -- accumulated depreciation and amortization...........   (80,586)   (113,995)
                                                              --------   ---------
                                                              $215,530   $ 169,031
                                                              ========   =========

8. PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets include purchased software and capitalized software systems development costs, net of accumulated amortization, which amounts to approximately $102,819 and $53,005 at December 31, 1999 and 2000, respectively. In addition, prepaid expenses and other assets include the Company's 20% investment in a foreign rental operation, and a 50% investment in a truck rental joint venture operating out of Budget Storage USA locations.

     On March 6, 2000, the Company entered into a ten-year marketing agreement with Homestore.com ("Homestore") whereby the Company received stock with a fair market value of approximately $70,000. The marketing agreement provides for various services including marketing, exclusive branding and online reservations. During the first 30 months of the agreement, the Homestore stock is subject to certain put provisions that guarantees the minimum value of the stock received by the Company to be no less than approximately $70,000. In addition, the maximum value is subject to certain limitations during the first 24 months.

     The Company evaluated its Homestore stock taking into consideration the market value of the Homestore shares, the restriction on the sale of shares, the ultimate value of the put provision, given the effect it may have on the earnings of Homestore, and the resulting impact on the market value of the equity securities. As a result, the Company recorded a $30,000 charge, in the fourth quarter of 2000, included in selling, general and administrative, to recognize a decrease in market value that is considered to be other than temporary.

     The revenue from the Company's investees amounts to less than 10% of consolidated revenues and the amount of undistributed earnings included in consolidated accumulated deficit is not significant.

     Due to changes in operating strategy, several computer software projects with costs of approximately $19,743 and $34,138 were determined not to provide future benefits and were consequently written off by the Company in the fourth quarter of 1999 and 2000, respectively, and the related charges are included in selling, general and administrative in the consolidated statements of operations.

9. NOTES PAYABLE

     Notes payable consist of the following at December 31:

                                                                 1999         2000
                                                              ----------   ----------
Commercial paper............................................  $  273,812   $  156,938
Medium term notes:
  Senior....................................................   2,688,500    2,688,500
  Subordinated..............................................      37,500       37,500
Convertible subordinated notes..............................      45,000       45,000
Vehicle obligations.........................................       8,574        8,733
Senior notes................................................     400,000      400,000
Foreign notes...............................................     177,833      113,481
Other.......................................................       6,491        6,445
                                                              ----------   ----------
                                                              $3,637,710   $3,456,597
                                                              ==========   ==========

  Debt Covenants

     Many of the Company's debt obligations contain restrictive covenants; the most restrictive of which are contained in the working capital facility. The Company was in compliance with, or had obtained amendments or waivers for events of non-compliance with all covenants as of December 31, 2000. (See "Working Capital Facility")

  1999 Debt and Security Placements and Retirements

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

     In June 1999, the Company issued medium term notes with a principal amount of $950,000 bearing interest at rates ranging from 6.86% to 7.85% at December 31, 2000, ("TFFC-99 notes"). These notes have maturity dates from May, 2001 to 2004.

     Both the notes issued in August 1994 ("TFFC-94 notes") and the notes assumed in the BRACC acquisition ("BFFC-94A notes") were repaid in full in 1999. These maturities were funded from the Senior Notes and the TFFC-99 notes.

  Commercial Paper

     The commercial paper facility (the "CP") was renewed in April 2000 for $671,000, had an outstanding principal balance of $273,812 and $156,938 at December 31, 1999 and 2000, respectively, bears interest at a rate of 6.80% at December 31, 2000, and is secured by the applicable vehicles and vehicle program receivables. The CP facility expires in October 2002. Under limited circumstances, the CP may be repaid by draws under a related, bank provided liquidity facility ($581,000), which expires in April 2001, or a related letter of credit ($90,000). The CP is issued periodically with maturities of up to 58 days. It is the Company's intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 2000.

  Medium Term Notes

     Medium term notes are comprised of the notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in June 1998 ("TFFC-98 notes"), and the notes issued in June 1999 ("TFFC-99 notes), collectively "MTN notes". MTN notes are secured by the underlying vehicles, manufacturer receivables and restricted cash of $1,074 and $4,074 at December 31, 1999 and 2000, respectively. Under limited circumstances the MTN notes may be repaid by draws under related letters of credit amounting to $396,750 at December 31, 2000. No amounts were drawn under the related letters of credit at December 31, 2000.

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166,000 at December 31, 1999 and 2000, bear interest at 6.65% per annum. Monthly principal payments of $13,833 commence in May 2001 with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10,000 at December 31, 1999 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472,500 at December 31, 1999 and 2000, bear interest at 7.35% per annum. Monthly principal payments of $39,375 commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27,500 at December 31, 1999 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,100,000 at December 31, 1999 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% to 6.84% and have maturity dates from March, 2001 to 2005, with $450,000 maturing in 2001. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes consist of an aggregate principal balance of $950,000 at December 31, 1999 and 2000 and bear interest at rates ranging from 6.86% to 7.85% at December 31, 2000. The proceeds were primarily used to repay the outstanding indebtedness under maturing medium term notes. These notes have maturity dates from May, 2001 to 2004, with $400,000 maturing in 2001. Interest on the TFFC-99 notes is payable monthly.

  Convertible Subordinated Notes

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45,000 bearing interest at 6.85% per annum due 2007. Upon demand, at a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

     Concurrent with the closing of the Ryder TRS acquisition in June 1998, $80,000 of 7.00% convertible subordinated notes were exchanged for 4,305,814 shares of Class A common stock, including 319,768 shares issued in lieu of interest payments which the holders of the convertible subordinated notes forfeited as a result of the early conversion.

  Vehicle Obligations

     Vehicle obligations consist of outstanding lines of credit to purchase rental vehicles. Collateralized lines of credit consist of $8,574 and $8,733 at December 31, 1999 and 2000, respectively, for rental vehicles and have maturity dates through 2003. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of these vehicles.

     Vehicle obligations relating to the rental fleet are generally amortized over 4 to 36 months with monthly principal payments ranging from 1.5% to 2.5% of the capitalized vehicle cost. When rental vehicles are sold, the related unpaid obligation is due. Interest payments for rental fleet facilities are due monthly at an annual interest rate of 8.00% at December 31, 2000. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.

  Senior Notes

     The Senior Notes consist of an aggregate principal amount of $400,000 at December 31, 1999 and 2000. The Senior Notes bear interest at 9.125% and mature in 2006.

  Foreign Notes

     The foreign notes primarily provide financing for vehicle purchases and the funding of working capital. At December 31, 1999 and 2000, approximately $168,460 and $111,340, respectively, relates to vehicle debt, while $9,373 and $2,141, respectively, relates to the funding of working capital and various other debt. The foreign notes are largely secured by vehicles, bear interest at rates ranging from 4.72% to 11.20% per annum and mature from January 2001 through 2011.

  Other Notes

     The Company and its subsidiaries had $6,491 and $6,445 of debt outstanding at December 31, 1999 and 2000, respectively, under various other credit facilities which are used primarily to provide working capital and finance operating activities.

  Working Capital Facility

     The Company maintains a $550,000 secured credit facility. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.00% or prime plus 0.75% (9.56% at December 31, 2000) and expires in 2003. At December 31, 2000, the Company had $452,240 in letters of credit and $ 0 in working capital borrowings outstanding under this facility.

     In early 2001, the Company reached agreement with its lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and the restricting of the payment of dividends, the amendments require the Company to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limits future cash investments in international operations and, modifies or waives certain financial covenants. The amendment requires the Company to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and defer interest payments on the trust preferred securities for five quarters commencing with the payment due on March 15, 2001. The facility, which allows up to $550,000 in letters of credit and a $25,000 line of credit, may not be fully utilized unless a seasonal debt facility for no less than $350,000 is in place prior to April 30, 2001 and the CP liquidity facility or a similar facility, is renewed in the amount of at least $400,000. The seasonal facility was secured in March 2001.

  2001 Liquidity and Borrowing Requirements

     The Company has undertaken a four step financing plan that is designed to refinance the approximately $1,025,000 of MTN's maturing in 2001, fund peak season fleet requirements through seasonal fleet lines and renew the CP liquidity facility or obtain a similar, flexible funding facility.

     The first step of the plan was accomplished with the February 2001 amendment to the working capital facility (see Working Capital Facility). The second step of the plan was accomplished with the completion of a $350,000 seasonal fleet line in March 2001. The third step is expected to be accomplished through the issuance of approximately $400,000 and $700,000 of new MTN's in April 2001 and late in the second quarter or the third quarter of 2001, respectively. Finally, the Company intends to renew the CP liquidity facility, or obtain financing under similar terms, during the second quarter of 2001.

     The Company's ability to meet the Adjusted EBITDA requirement under the working capital facility is largely dependent on the ability to increase fleet for the busy summer travel season. To achieve the increased fleet level the Company will need to complete the four-step financing plan.

     The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN's, CP or similar fleet financings. If this availability was limited through the failure of the Company to maintain adequate collateral, covenant compliance, or otherwise, or if the Company were unable to complete the four-step financing plan, the adverse impact on the Company's financial condition and results of operations could be material.

     Schedule of aggregate maturities of notes payable at December 31, is as follows:

                  YEAR ENDING DECEMBER 31,                      AMOUNT
                  ------------------------                    ----------
2001........................................................  $1,352,231
2002........................................................     909,042
2003........................................................     395,837
2004........................................................     232,142
2005........................................................     118,178
Thereafter..................................................     449,167
                                                              ----------
                                                              $3,456,597
                                                              ==========

10. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

     Proceeds from the Company obligated mandatorily redeemable preferred securities ("trust preferred securities"), which are convertible into preferred stock, were used by a subsidiary to invest in subordinated debentures of the parent Company, which represents substantially all of the subsidiary's assets. The Company ultimately used the proceeds to fund the redemption of certain of the Company's outstanding indebtedness. The Company has issued a subordinated guarantee of the subsidiary's obligations under the trust preferred securities. The 6,000,000 shares of trust preferred securities issued and outstanding are reflected in the balance sheet as "Company Obligated Mandatorily Redeemable Securities of Subsidiary", while dividends are reflected in the consolidated statements of operations as a minority interest captioned as "Distributions on trust preferred securities".

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

     In February 2001, the Company exercised its option to defer the interest payments due on March 15, 2001. The Company is required to defer interest payment on the trust preferred securities for five quarters under the working capital amendment. (See note 9)

11. RELATED PARTY TRANSACTIONS

     The Company leases facilities from an entity owned by certain stockholders. Operating lease payments for the years ended December 31, 1998, 1999 and 2000, were $1,766, $2,044 and $1,813, respectively. The entity assigned lease payments from the Company to a bank.

     Approximately $554, $4,736 and $76 cash and cash equivalents are on deposit with or being held as agent for the Company by a bank at December 31, 1998, 1999 and 2000, respectively. A stockholder and director of the Company served on the bank's board of directors.

     A director of the Company is a managing director of Credit Suisse First Boston Corporation ("CSFBC"), an investment banking firm which periodically performs services for the Company for which it receives compensation and is the lead bank in the Company's working capital facility. CSFBC and its affiliates have provided extensive services to the Company in connection with certain of the Company's debt facilities, acquisitions and public offerings of securities. Most recently, during 1998 CSFBC acted as lead underwriter in connection with the offering of 6.25% trust preferred securities of Budget Group Capital Trust in June 1998 and served as the Company's financial advisor in connection with the Company's acquisition of Ryder TRS in June 1998, and acted as underwriters for both the Senior Notes in April 1999 and the TFFC-99 notes issued in June 1999. Fees paid to CSFBC were approximately $25,000, $20,000 and $1,252 in 1998, 1999 and 2000, respectively.

     In December 1998, the Company's executive officers participated in the Company's Executive Share Purchase Program ("the Program"). Under the Program, executive officers purchased Class A common stock with funds provided by Key Bank N.A. ("Key Bank"). The Company purchased the Class A common stock on behalf of the officers in December 1998, prior to the finalization of the loans and was repaid with the funding of the Key Bank loans in January 1999. Interest on the loans is due quarterly and paid by the Company to Key Bank and is to be reimbursed by the officer to the Company from the officer's annual incentive award. Reimbursement of interest by the officers to the Company will be forgiven if the price of the Class A common stock or financial results reach certain performance targets or under other specified circumstances. In August 2000, the Company paid Key Bank approximately $3,564 for the outstanding loans and interest of the Program. The Company recorded a charge of approximately $3,097 in 2000 to reduce the loan balance to the value of the underlying collateral.

     On September 30, 2000, the Company sold VPSI to a group of investors that includes a director of the Company for $26,200 (See note 5).

     In June 2000, the Company entered into an agreement to sell vehicles and personal property of three retail car sales locations in Colorado for approximately $3,800 and lease the real property of these locations to a group of investors, that includes two directors of the Company.

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

     Expense for operating leases and airport concession fees, which are included in direct vehicle and operating in the Consolidated Statement of Operations, consist of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
Revenue earning vehicles...............................  $ 30,473   $ 56,461   $ 96,859
Facilities:
  Minimum rentals......................................    72,899     77,463     74,024
  Contingent rentals...................................    38,143     43,194     52,533
                                                         --------   --------   --------
          Total........................................  $141,515   $177,118   $223,416
                                                         ========   ========   ========

     Future minimum payments under noncancellable leases and concession agreements at December 31, 2000, are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $ 76,422
2002........................................................    48,157
2003........................................................    38,390
2004........................................................    26,418
2005........................................................    31,330
Thereafter..................................................    45,174
                                                              --------
                                                              $265,891
                                                              ========

13. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998       1999      2000
                                                            -------   --------   ------
Continuing operations
  Current:
     Federal..............................................  $    --   $    193   $   --
     State................................................    3,135      2,773    2,774
     Foreign..............................................    1,624      1,734    1,671
     Deferred.............................................      482    (28,526)    (757)
                                                            -------   --------   ------
          Total continuing operations.....................    5,241    (23,826)   3,688
                                                            -------   --------   ------
Discontinued operations
  Loss from operations....................................   (4,984)      (200)      --
  Estimated loss from disposal............................       --     (8,780)      --
                                                            -------   --------   ------
          Total discontinued operations...................   (4,984)    (8,980)      --
                                                            -------   --------   ------
                                                            $   257   $(32,806)  $3,688
                                                            =======   ========   ======

     The provision (benefit) for income taxes differs for income (loss) from continuing operations from the amount computed using the statutory federal income tax rate as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1998       1999       2000
                                                         -------   --------   ---------
Income tax provision (benefit) at federal statutory
  rate.................................................  $ 6,894   $(19,237)  $(203,761)
Distributions on trust preferred securities............   (3,485)    (6,563)     (6,563)
Nondeductible portion of amortization of intangibles...    2,931      3,446       4,368
Merger and acquisition costs...........................      558         --          --
State tax provision (benefit), net of federal
  benefit..............................................      578     (1,881)    (13,929)
Change in valuation allowance..........................   (2,375)        --     223,097
Other..................................................      140        409         476
                                                         -------   --------   ---------
                                                         $ 5,241   $(23,826)  $   3,688
                                                         =======   ========   =========

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, relate to the following:

                                                                1999       2000
                                                              --------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $201,157   $ 294,325
  Estimated self insurance liability........................    42,300      42,497
  Accrued expenses-pension..................................     6,538       6,351
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................    11,493      29,319
  Business tax credit carryforwards.........................     6,792       6,792
  Foreign tax credit carryforwards..........................     2,631       2,632
  Alternative minimum tax carryforwards.....................     2,970       2,970
  Foreign tax assets and net operating loss carryforwards...     2,963      56,927
  Non-deductible reserves, accrued expenses, investments and
     other..................................................    15,654      55,633
                                                              --------   ---------
          Total gross deferred tax assets...................   292,498     497,446
          Less-valuation allowance..........................   (56,116)   (279,213)
                                                              --------   ---------
                                                               236,382     218,233
Deferred tax liabilities:
  Difference between book and tax bases of revenue earning
     vehicles and property and equipment....................   113,303     101,634
  Intangibles...............................................   119,173     111,624
  Other.....................................................     4,663       4,975
                                                              --------   ---------
          Total gross deferred tax liabilities..............   237,139     218,233
                                                              --------   ---------
          Net deferred tax liability........................  $    757   $      --
                                                              ========   =========

     The Company has federal and state net operating loss carryforwards available to offset future taxable income. At December 31, 2000, the Company and its subsidiaries have federal tax loss carryforwards of approximately $774,542 expiring through December 2020 and foreign tax loss carryforwards of $149,808. The Company has recorded a valuation allowance for a portion of the acquired net operating loss carryforwards and other credit carryforwards due to the uncertainty of their ultimate realization. Any subsequently recognized tax benefits attributed to the change in the valuation allowance related to acquisitions will reduce intangibles.

     The Company has also recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of federal net operating losses, tax credit carry forwards and foreign net operating losses whose realization is uncertain. The increase in the valuation allowance primarily relates to 2000 federal and foreign net operating losses and certain expenses not currently deductible for tax purposes. Any subsequently recognized tax benefits related to the change in the valuation allowance related to the federal net operating losses ($155,223) or the foreign net operating losses ($56,927) will reduce income tax expenses as taxable income is earned or will reduce tax expenses or increase income tax benefits when the realization of these tax benefits is otherwise deemed to be more likely than not.

14. PENSION AND OTHER BENEFIT PLANS

     Substantially all employees of the United Kingdom and certain employees in the U.S. are covered under noncontributory pension plans. Plan benefits are based on final average compensation. The Company's funding policy for the domestic plan is to contribute the minimum ERISA contribution required under the projected unit credit actuarial cost method. The domestic defined benefit pension plan has been suspended. As a result of this suspension, employees earn no additional benefits under the plan. The domestic plan is supplemented by an unfunded, nonqualified plan providing benefits (as computed under the benefit formula) in excess of certain limits. The cost of the supplemental plan was approximately $604 in 1998, $594 in 1999 and $583 in 2000.

     The Company maintains an unfunded, nonqualified plan providing benefits to certain of its officers, (the "Executive Protection Plan") based on percentage of final compensation. The cost of the Executive Protection Plan was approximately, $262 in 1998, $420 in 1999 and $364 in 2000.

     The Company also maintains a Savings Plus Plan. Under this plan, an eligible employee of the Company, or its participating subsidiaries, who has completed one year of continuous service and enrolls in the plan may elect to defer from 1% to 15% of specified compensation under a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The Company contributes varying amounts (25% to 50%) on the first 4% of each participating employee's eligible salary deferrals to various funds established by the plan, plus an additional contribution at the discretion of the Board of Directors, based on a percentage of an employee's total cash compensation. The cost of the plan was approximately $2,049, $1,670 and $1,236 in 1998, 1999 and 2000, respectively.

     Each of the Company's defined benefit plan's accumulated benefit obligation exceeds the plan's assets at December 31, 1999 and 2000. The following table sets forth the domestic and foreign pension plans funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1999 and 2000:

                                                                 1999                 2000
                                                          ------------------   ------------------
                                                          DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                                           PLANS      PLAN      PLANS      PLAN
                                                          --------   -------   --------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $ 37,353   $14,035   $ 37,745   $16,515
  Service cost..........................................       148     1,766         90     1,852
  Interest cost.........................................     2,249       803      2,267       852
  Benefits paid.........................................    (1,532)     (397)    (1,633)     (266)
  Actuarial (gain)/loss.................................      (473)      308     (3,106)      (49)
                                                          --------   -------   --------   -------
Benefit obligation at end of year.......................    37,745    16,515     35,363    18,904
                                                          --------   -------   --------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year........    17,985    10,702     22,295    13,063
  Actual return on plan assets..........................     2,781     2,051     (3,006)   (1,401)
  Employer contributions................................     3,061       707      1,132       904
  Benefits paid.........................................    (1,532)     (397)    (1,633)     (266)
                                                          --------   -------   --------   -------
Fair value of plan assets at end of year................    22,295    13,063     18,788    12,300
                                                          --------   -------   --------   -------
Funded Status...........................................   (15,450)   (3,452)   (16,575)   (6,604)
Unrecognized prior service cost.........................       944        (3)       876        --
Unrecognized net (gain)/loss............................    (2,273)    3,846       (471)    5,896
                                                          --------   -------   --------   -------
Prepaid (accrued) pension cost..........................  $(16,779)  $   391   $(16,170)  $  (708)
                                                          ========   =======   ========   =======

                                                                 1999                 2000
                                                          ------------------   ------------------
                                                          DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                                           PLANS      PLAN      PLANS      PLAN
                                                          --------   -------   --------   -------
Components of net periodic pension cost:
  Service cost..........................................  $    148   $ 1,766   $     90   $ 1,852
  Interest cost.........................................     2,249       803      2,267       852
  Expected return on assets.............................    (1,508)     (910)    (1,872)   (1,073)
  Amortization of prior service cost....................        68       261         68       102
  Actuarial loss........................................        --        --        (30)       --
                                                          --------   -------   --------   -------
          Total expense.................................  $    957   $ 1,920   $    523   $ 1,733
                                                          ========   =======   ========   =======
Weighted-average discount rate..........................      5.75%     5.75%      6.25%     5.75%

     No compensation increase has been assumed, as no additional benefits will be earned under the domestic plans other than the Executive Protection Plan. The assumed compensation increase under the Executive Protection Plan for 1999 and 2000 was 5.00% and was 6.00% for 1999 and 2000 under the foreign plan. The expected long-term rate of return on plan assets for 1999 and 2000 was 8.50%.

  Stock Options

     On April 25, 1994, the Company adopted the ISO Plan and the Director's Plan. On May 18, 2000, the stockholders approved the 2000 Stock Plan. The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income (loss) and EPS would have been changed to the following pro forma amounts:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1998      1999       2000
                                                          ------   --------   ---------
Net income (loss) from continuing operations
  As Reported...........................................  $4,500   $(49,888)  $(570,258)
  Pro Forma.............................................  (8,977)   (60,373)   (578,479)
EPS -- Basic and diluted
  As Reported...........................................    0.14      (1.37)     (15.31)
  Pro Forma.............................................   (0.28)     (1.66)     (15.53)

     The calculated pro forma compensation cost may not be representative of that to be expected in future years.

     The 2000 Stock Plan provides for the issuance of up to 5,935,117 shares of Class A or Class B common stock to key employees and Board of Director members. The 2000 Stock Plan may issue incentive stock options, nonqualified options, stock appreciation rights or stock grants, of which options vest between 12 and 48 months after the date of the grant and expire ten years after the date of the grant (five years for a ten percent stockholder receiving incentive stock options). The exercise price of the incentive stock options may not be less than the fair market value of the underlying stock at the date of the grant.

     In 2000, the Company agreed to issue up to 481,176 stock grants to key individuals contingent on improvement in the market value of the Company stock in the future. The stock will be issued in 25 percent increments each time the fair market value of the Company stock increases in ten percent increments above the price on the date of the grant ($4.0625) for 20 consecutive trading days.

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

     A summary of the status of the Company's stock option plans at December 31, 1998, 1999 and 2000, and activity during the years then ended is presented in the table and narrative below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding -- December 31, 1997............................   1,908,062       21.27
  Granted...................................................   2,090,700       25.99
  Exercised.................................................    (136,995)      12.68
  Forfeited/Cancelled.......................................    (224,450)      20.02
                                                              ----------
Outstanding -- December 31, 1998............................   3,637,317       24.38
  Granted...................................................   1,774,700        9.86
  Exercised.................................................        (702)      10.68
  Forfeited/Cancelled.......................................  (1,367,944)      23.48
                                                              ----------
Outstanding -- December 31, 1999............................   4,043,371       18.34
  Granted...................................................   3,014,760        4.62
  Exercised.................................................          --          --
  Forfeited/Cancelled.......................................  (3,002,037)      18.34
                                                              ----------
Outstanding -- December 31, 2000............................   4,056,094        8.14
                                                              ==========

     As of December 31, 2000, options for 3,733,834 shares and 322,260 shares of Class A and Class B common stock, respectively, remained outstanding under the Company's stock option plans.

     At December 31, the options exercisable, weighted average exercise price and the weighted average fair value of options granted are as follows:

                                                          1998        1999        2000
                                                        --------   ----------   --------
Exercisable at end of year --
  Shares..............................................   616,350    1,419,584    767,858
  Weighted average exercise price.....................  $  22.51   $    22.82   $  15.43
Weighted average fair value of options granted during
  the year............................................  $  15.38   $     5.90   $   3.02

     At December 31, 2000, the options outstanding have exercise prices and contractual lives as follows:

                                                                            CONTRACTUAL
                                                                EXERCISE       LIFE
NUMBER OF SHARES                                                 PRICE       REMAINING
----------------                                                --------    -----------
2,060,260...................................................      4.06          9.4
 638,900....................................................     11.00          8.2
 200,000....................................................      3.63          9.6
 181,890....................................................     22.38          6.3
 150,000....................................................      4.00          9.8
 143,700....................................................     30.88          7.2
 120,000....................................................      7.75          9.1
 120,000....................................................      8.31          9.1
   90,900...................................................     17.88          7.7

     The remaining 350,444 options have exercise prices between $1.94 and $36.44, with a weighted average exercise price of $12.06 and a weighted average remaining contractual life of 8.1 years. Of these options, 121,443 are exercisable with a weighted average exercise price of $14.49.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted under the ISO Plan and the 2000 Stock Plan a weighted average risk-free rate of return of 5.42%, 5.05% and 6.52% and expected lives of five years were assumed for 1998, 1999 and 2000, respectively. For options granted under the Directors' Plan, a risk-free rate of return of 5.50%, 4.75% and 6.75% and expected lives of seven years were assumed for 1998, 1999 and 2000, respectively. Additionally, for each option plan there was no expected dividend yield and an expected volatility of 62.9%, 65.7% and 73.4% for 1998, 1999 and 2000, respectively.

15. COMMITMENTS AND CONTINGENCIES

     For many years, Ford Motor Company ("Ford") has been BRACC's principal supplier of vehicles and held an equity interest in the Company from the time of the acquisition of BRACC through October 6, 1997. The number of vehicles purchased from Ford has varied from year to year. In model year 1998, 1999 and 2000, approximately 70% of BRACC's U.S. vehicle purchases were comprised of Ford vehicles. Under the terms of the supply agreement that was entered into concurrently with the BRACC Acquisition, the Company agreed to purchase or lease Ford vehicles in such a quantity that the percentage of new Ford vehicles purchased or leased by the Company in the United States, Canada, and other countries outside the European Union represent 70% of the total new vehicle acquisitions by the Company, with a minimum quantity of at least 80,000 vehicles in the United States in each model year. Given the volume of vehicles purchased from Ford by the Company, shifting significant portions of the fleet purchases to other manufacturers would require lead time and certain operational changes. As a result, any inability by Ford to supply the Company with the planned number and types of vehicles, any significant decline in the quality and customer satisfaction with respect to Ford vehicles or any failure of the parties to reach an agreement on the terms of any purchases could have a material effect on the Company's financial condition and results of operations.

     The Company agreed to pay Ford, on September 1, 1998, and on each anniversary through September 1, 2004, an annual royalty equal to the greater of
(i) one percent of net vehicle revenue of BRACC locations owned prior to the Budget Acquisition for the prior model year, or (ii) a specified minimum amount (equal to $9,900 for the September 1, 1998, annual royalty payment and subject to adjustment for each annual period thereafter, based upon changes in the consumer price index). The minimum royalty payable with respect to each model year will be reduced by a stated amount for each Ford vehicle purchased by the Company and its affiliates and franchisees in excess of 123,000 Ford vehicles. The aggregate of all royalties paid to Ford over the term of the agreement is subject to a limit of $100,000. For the years ended September 1, 1999 and 2000, no amounts were due to Ford under this royalty agreement.

  Litigation

     The Company terminated the franchise agreement of its franchisee in Germany ("Sixt") effective May 1997 based on violations of provisions in the underlying franchise agreement. Sixt challenged the franchise termination and on May 14, 1998 the Court of Munich held that the termination was invalid due to technical deficiencies. The Company appealed and on April 15, 1999 the Munich appellate court held that the Company's termination was valid. Sixt appealed and on January 18, 2001 the German Supreme Court rejected Sixt's appeal thereby affirming the validity of the May 1997 termination. No further appeals can be taken against the ruling and the Company will now proceed to claim damages before the Court of Munich, including damages related to Sixt's continued use of the Budget name and logo after the termination of the franchise agreement.

     Litigation arising in the normal course of business is pending against the Company. Management believes that the Company has meritorious defenses to all significant litigation and that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Environmental Matters

     The Company has recorded amounts, which in management's best estimate will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 2000, the Company has accrued $2,035 for estimated environmental remediation costs and expects to expend approximately $1,319 during 2001. Amounts receivable from third parties for reimbursement of remediation expenditures are not significant.

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

  Cash and Cash Equivalents, Restricted Cash, Trade and Vehicle Receivables and Accounts Payable, Accrued and Other Liabilities

     The carrying amounts of these financial assets and liabilities at December 31, 1999 and 2000 approximate fair value because of the short maturity of these instruments.

  Notes Payable

     The carrying amount of a portion of the Company's notes payable approximates fair market value at December 31, 1999 and 2000, since the debt is at floating interest rates. The carrying amount of the Company's fixed-rate notes payable approximates fair value at December 31, 1999 and 2000, because such notes do not have terms that differ materially from those currently available to the Company.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

     In 1998, the Company issued 5,716,800 shares of Class A common stock with a value of $179,497 for the 1998 acquisitions.

     In 1999, the Company issued 77,076 shares of Class A common stock with a value of $1,017 for the 1999 acquisitions.

     In 2000 the Company issued 56,740 new shares of Class A common stock and 5,007 treasury shares with a value of approximately $500 to Wooten Ford in order to satisfy make-whole requirements. A make-whole payment was delivered when the price of the stock issued in certain purchases fell below a specified price during the measurement periods.

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

     During 1999, make-whole payments were made in conjunction with Ryder TRS, Compact Rent a Car Limited, United Leasing, Inc., Auto Rental Systems, Inc., Carson Chrysler Plymouth Dodge Eagle Jeep, Inc. and Warren Wooten Ford, Inc. for $23,932 in cash and 1,348,266 shares of Class A common stock with a value of approximately $17,651.

     During 2000, make-whole payments were made in conjunction with Ryder TRS for approximately $30,400 in cash. Also, the Company repurchased warrants to purchase common stock from the former shareholders of Ryder TRS for approximately $17,800.

     The Company paid interest of $189,077, $201,877 and $261,406 in 1998, 1999 and 2000, respectively.

     Income taxes of $4,014, $4,507 and $5,962 were paid in 1998, 1999 and 2000, respectively.

     On occasion, the Company acquires goods and services in exchange for revenue earning vehicles. During 1998, 1999 and 2000, revenue earning vehicles in the amount of $5,587, $2,725 and $2,521 respectively, were exchanged for goods and services.

18. SEGMENT INFORMATION

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks, and passenger vans. Segments are determined by product line and business activity. Assets are recorded and reviewed at the entity level and not segregated between car and truck segments.

     The Car Rental Domestic segment includes operations in North America.

     The Car Rental International segment includes Budget Rent a Car International, Inc.

     The Truck Rental segment includes truck operations of BRACC and Ryder TRS.

     Segment information for the year ended December 31, 1998 is as follows:

                                                                          CORPORATE
                                 CAR RENTAL    CAR RENTAL      TRUCK         AND
                                  DOMESTIC    INTERNATIONAL    RENTAL    ELIMINATIONS   CONSOLIDATED
                                 ----------   -------------   --------   ------------   ------------
Operating revenue..............  $1,304,826     $175,731      $508,783     $(72,633)     $1,916,707
Depreciation and
  amortization.................     395,164       16,480       105,381          417         517,442
Operating income (loss)........     169,520       (6,097)       75,218      (29,522)        209,119
Income (loss) from continuing
  operations before income
  taxes........................      38,900      (12,064)       27,143      (34,281)         19,698

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $1,740,976   $175,731    $1,916,707
Long-lived assets...................................   1,071,318     19,776     1,091,094

     Segment information for the year ended December 31, 1999 is as follows:

                                                                          CORPORATE
                                 CAR RENTAL    CAR RENTAL      TRUCK         AND
                                  DOMESTIC    INTERNATIONAL    RENTAL    ELIMINATIONS   CONSOLIDATED
                                 ----------   -------------   --------   ------------   ------------
Operating revenue..............  $1,442,826     $259,960      $711,074     $(88,206)     $2,325,654
Depreciation and
  amortization.................     433,141       31,362       162,843           61         627,407
Operating income (loss)........     140,175      (20,707)       57,512      (23,123)        153,857
Income (loss) from continuing
  operations before income
  taxes........................     (36,829)     (29,374)      (30,134)      41,373         (54,964)

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $2,065,694   $259,960    $2,325,654
Long-lived assets...................................   1,104,574     72,870     1,177,444

     Segment information for the year ended December 31, 2000 is as follows:

                                                                          CORPORATE
                                CAR RENTAL    CAR RENTAL       TRUCK         AND
                                 DOMESTIC    INTERNATIONAL    RENTAL     ELIMINATIONS   CONSOLIDATED
                                ----------   -------------   ---------   ------------   ------------
Operating revenue.............  $1,551,068     $ 296,587     $ 712,982    $(124,265)     $2,436,372
Depreciation and
  amortization................     459,076        79,086       183,739          739         722,640
Operating income (loss).......     105,229      (286,642)      (26,134)     (77,319)       (284,866)
Loss from continuing
  operations before income
  taxes.......................     (77,790)     (307,333)     (132,653)     (30,044)       (547,820)

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $2,139,785   $296,587    $2,436,372
Long-lived assets...................................   1,057,669     10,320     1,067,989

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

19. SIGNIFICANT NON-CASH TRANSACTIONS

     In March 2000, approximately $70,000 of deferred income, resulting from the Homestore marketing agreement, has been recorded and included in accounts payable and accrued and other liabilities. The deferred income is being recognized on a straight-line basis over the 10-year life of the agreement. Under the terms of the agreement, the Homestore website offers free online truck rental quotes and reservations and the Budget Truck Group rental fleet will display the Homestore logo. In addition, Homestore is or will be included in yellow page advertisements and various promotional materials. (See Note 8). As a result of this alliance, the Company and Homestore have been actively involved in developing these and other joint promotional programs and activities.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table is a summary of quarterly information for the years ended December 31, 1999 and 2000 (in thousands except per share data).

                                                           1999                                         2000
                                        ------------------------------------------   ------------------------------------------
                                                    THREE MONTHS ENDED                           THREE MONTHS ENDED
                                        ------------------------------------------   ------------------------------------------
                                        MARCH 31   JUNE 30    SEPT 30    DEC 31(3)   MARCH 31   JUNE 30    SEPT 30    DEC 31(4)
                                        --------   --------   --------   ---------   --------   --------   --------   ---------
Operating revenue.....................  $489,742   $580,428   $687,683   $567,801    $560,766   $640,315   $702,243   $533,048
Operating income (loss)...............    12,680     79,403    127,703    (65,929)      3,526     91,019     97,240   (476,651)
Income (loss) from continuing
  operations..........................   (19,718)    16,081     29,830    (76,081)    (29,945)     9,936     11,251   (561,500)
Average shares outstanding - basic....    35,856     35,902     36,768     37,175      37,248     37,250     37,250     37,255
Income (loss) from continuing
  operations per share-basic (1)......     (0.55)      0.45       0.81      (2.05)      (0.80)      0.27       0.30     (15.07)
Average shares outstanding -
  diluted.............................    35,856     46,818     47,485     37,175      37,248     37,250     37,250     37,255
Income (loss) from continuing
  operations per share-diluted (1)....     (0.55)      0.42       0.70      (2.05)      (0.80)      0.27       0.30     (15.07)
Market price of stock (2)
    High..............................    16.375      17.25    12.9375       9.25     10.4375     5.3125       4.75     3.9375
    Low...............................   10.4375      10.00      6.875       6.00      4.0625       3.25       3.50       1.19

---------------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total for the year.
(2) On March 26, 2001, (i) the closing sale price of the Class A common stock as reported on the New York Stock exchange was $1.82 per share and (ii) there were approximately 344 holders of record of the Class A common stock and three holders of record of the Class B common stock.
(3) In the quarter ended December 31, 1999, the Company recorded a $105.4 million charge for one-time and other items which consisted primarily of severance benefits related to work force reductions, consolidation costs to merge the majority of Premier rental locations into Budget locations and the write-off of system development costs and uncollectible accounts receivable largely associated with the conversion of systems in 1999.
(4) In the quarter ended December 31, 2000, the Company recorded a $399.0 million charge for one-time and other items, which consist primarily of costs associated with the refranchising of the European operations, charges related to asset valuations, adjustments related to truck inventory disposal valuations, and charges related to uncollectible accounts receivable.

     As of April 17, 1997, the Company's Class A common stock has been listed on the New York Stock Exchange under the symbol "BD". Prior to such date, the Company's Class A common stock was traded in the NASDAQ National Market under the symbol "TBUD". The table details the high and low bid information for the Class A common stock as reported by the New York Stock Exchange.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2001.

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:      /s/ SANFORD MILLER
                                            ------------------------------------
                                                       Sanford Miller
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2001.

                 SIGNATURE                                            TITLE
                 ---------                                            -----

             /s/ SANFORD MILLER                    Chairman of the Board, Chief Executive
--------------------------------------------         Officer and Director
               Sanford Miller

            /s/ WILLIAM JOHNSON                    Chief Financial Officer (Principal Financial
--------------------------------------------         Officer)
              William Johnson

             /s/ THOMAS L. KRAM                    Vice President, Controller (Principal
--------------------------------------------         Accounting Officer)
               Thomas L. Kram

           /s/ RONALD D. AGRONIN                   Director
--------------------------------------------
             Ronald D. Agronin

            /s/ JAMES F. CALVANO                   Director
--------------------------------------------
              James F. Calvano

           /s/ JEFFREY D. CONGDON                  Director
--------------------------------------------
             Jeffrey D. Congdon

            /s/ MARTIN P. GREGOR                   Director
--------------------------------------------
              Martin P. Gregor

         /s/ F. PERKINS HIXON, JR.                 Director
--------------------------------------------
           F. Perkins Hixon, Jr.

                                                   Director
--------------------------------------------
              John P. Kennedy

                                                   Director
--------------------------------------------
            Dr. Stephen L. Weber