Form 10-Q
period 2001-03-31
BUDGET GROUP INC
filed 2001-05-14
CIK 922471

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     37,255,016 shares of common stock were outstanding as of May 10, 2001, comprised of 35,318,466 shares of the registrant's Class A common stock, par value $0.01, and 1,936,550 shares of the registrant's Class B common stock, par value $0.01.

     The Exhibit Index, filed as a part of this report, appears on page 15.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
                         PART I -- FINANCIAL INFORMATION
  Item 1.    Financial Statements........................................    1
                                                                             1
             Consolidated Balance Sheets as of March 31, 2001 (unaudited)
               and December 31, 2000.....................................
                                                                             2
             Consolidated Statements of Operations for the Three-Month
               Periods Ended March 31, 2001 and 2000 (unaudited).........
                                                                             3
             Consolidated Statement of Changes in Stockholders' Deficit
               for the Three-Month Period Ended March 31, 2001
               (unaudited)...............................................
                                                                             4
             Consolidated Statements of Cash Flows for the Three-Month
               Periods Ended March 31, 2001 and 2000 (unaudited).........
                                                                             5
             Notes to Unaudited Consolidated Financial Statements........
  Item 2.    Management's Discussion and Analysis of Financial Condition     8
               and Results of Operations.................................
  Item 3.    Quantitative and Qualitative Disclosures about Market          14
               Risk......................................................

                          PART II -- OTHER INFORMATION
  Item 1.    Legal Proceedings...........................................   15
  Item 2.    Changes in Securities and Use of Proceeds...................   15
  Item 3.    Default Upon Senior Securities..............................   15
  Item 4.    Submission of Matters to a Vote of Security Holders.........   15
  Item 5.    Other Information...........................................   15
  Item 6.    Exhibits and Reports on Form 8-K............................   15
  Signature Page.........................................................   16

                         PART I -- FINANCIAL STATEMENTS

                      BUDGET GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1.  CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................  $   28,577     $   70,757
Restricted cash.............................................      30,148          4,074
Trade and vehicle receivables, net..........................     313,770        366,509
Revenue earning vehicles, net...............................   3,276,170      2,883,672
Property and equipment, net.................................     148,010        169,031
Prepaid expenses and other assets...........................     197,500        206,554
Intangibles, including goodwill, net........................     788,211        794,531
Net assets of discontinued operations.......................      22,916         24,802
                                                              ----------     ----------
          Total assets......................................  $4,805,302     $4,519,930
                                                              ==========     ==========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Notes payable.............................................  $3,853,426     $3,456,597
  Accounts payable, accrued and other liabilities...........     847,593        861,968
                                                              ----------     ----------
          Total liabilities.................................   4,701,019      4,318,565
Company obligated mandatorily redeemable securities of
  subsidiary................................................     291,835        291,760
                                                              ----------     ----------
STOCKHOLDERS' DEFICIT:
  Common stock..............................................         374            374
  Additional paid-in capital................................     598,323        598,323
  Foreign currency translation adjustment...................      (7,588)        (5,493)
  Accumulated deficit.......................................    (776,890)      (681,828)
  Treasury stock............................................      (1,771)        (1,771)
                                                              ----------     ----------
          Total stockholders' deficit.......................    (187,552)       (90,395)
                                                              ----------     ----------
          Total liabilities and stockholders' deficit.......  $4,805,302     $4,519,930
                                                              ==========     ==========

     See accompanying notes to unaudited consolidated financial statements

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                              FOR THE THREE-MONTH
                                                                 PERIODS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Operating revenue:
  Vehicle rental revenue....................................  $511,636   $541,357
  Royalty fees and other....................................    17,848     19,409
                                                              --------   --------
          Total operating revenue...........................   529,484    560,766
                                                              --------   --------
Operating expenses:
  Direct vehicle and operating..............................   249,298    245,962
  Depreciation -- vehicle...................................   138,758    142,882
  Selling, general and administrative.......................   145,258    148,077
  Amortization and non-vehicle depreciation.................    18,628     20,319
                                                              --------   --------
          Total operating expense...........................   551,942    557,240
                                                              --------   --------
Operating income (loss).....................................   (22,458)     3,526
                                                              --------   --------
Other expense:
  Vehicle interest, net.....................................    55,764     48,788
  Other interest, net.......................................    11,152      9,939
                                                              --------   --------
          Total other expense, net..........................    66,916     58,727
Loss from continuing operations before income taxes.........   (89,374)   (55,201)
Provision (benefit) for income taxes........................     1,000    (29,944)
Distributions on trust preferred securities.................     4,688      4,688
                                                              --------   --------
Net loss from continuing operations.........................  $(95,062)  $(29,945)
                                                              ========   ========
Net loss per share:
  Basic and diluted.........................................  $  (2.55)  $  (0.80)
                                                              ========   ========
Weighted average number of shares outstanding:
  Basic and diluted.........................................    37,255     37,248

     See accompanying notes to unaudited consolidated financial statements

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           FOREIGN
                                            ADDITIONAL    CURRENCY                                  TOTAL
                                   COMMON    PAID IN     TRANSLATION   ACCUMULATED   TREASURY   STOCKHOLDERS'
                                   STOCK     CAPITAL     ADJUSTMENT      DEFICIT      STOCK        DEFICIT
                                   ------   ----------   -----------   -----------   --------   -------------
BALANCE AT DECEMBER 31, 2000.....   $374     $598,323      $(5,493)     $(681,828)   $(1,771)     $ (90,395)
Comprehensive loss:
  Net loss.......................     --           --           --        (95,062)        --
  Foreign currency translation...     --           --       (2,095)            --         --
Total comprehensive loss.........                                                                   (97,157)
                                    ----     --------      -------      ---------    -------      ---------
BALANCE AT MARCH 31, 2001........   $374     $598,323      $(7,588)     $(776,890)   $(1,771)     $(187,552)
                                    ====     ========      =======      =========    =======      =========

     See accompanying notes to unaudited consolidated financial statements

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              FOR THE THREE-MONTH PERIODS
                                                                    ENDED MARCH 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss....................................................  $   (95,062)    $   (29,945)
Adjustments to reconcile loss from continuing operations to
  net cash provided by continuing operating activities:
  Depreciation and amortization.............................      157,386         163,201
  Provision for doubtful accounts...........................        2,402          11,750
  Changes in operating assets and liabilities, net of
     effects from acquisitions
     Trade and vehicle receivables..........................       50,337          22,617
     Prepaid expenses and other assets......................       10,280          (1,791)
     Accounts payable, accrued and other liabilities........      (14,375)         34,177
                                                              -----------     -----------
          Total adjustments.................................      206,030         229,954
                                                              -----------     -----------
          Net cash provided by continuing operating
             activities.....................................      110,968         200,009
                                                              -----------     -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Change in restricted cash balance...........................      (26,074)         (3,974)
Proceeds from sale of revenue earning vehicles..............      788,181         608,804
Purchases of revenue earning vehicles.......................   (1,326,567)     (1,058,696)
Proceeds from the sale of property and equipment............       16,234           3,443
Purchases of property and equipment.........................       (3,824)        (14,527)
Payment for acquisitions, net of cash acquired..............           --          (5,714)
                                                              -----------     -----------
          Net cash used in continuing investing
             activities.....................................     (552,050)       (470,664)
                                                              -----------     -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Net decrease in vehicle obligations.........................      (84,219)        (13,920)
Net increase in commercial paper............................      481,494         265,062
Proceeds from other notes payable...........................           --             935
Principal payments on other notes payable...................         (447)           (640)
Warrant repurchase..........................................           --         (17,573)
                                                              -----------     -----------
          Net cash provided by continuing financing
             activities.....................................      396,828         233,864
                                                              -----------     -----------
Net cash provided by (used by) discontinued operations......        1,886          (2,891)
                                                              -----------     -----------
Effect of exchange rate changes on cash.....................          188             (97)
                                                              -----------     -----------
Net decrease in cash and cash equivalents...................      (42,180)        (39,779)
Cash and cash equivalents, beginning of period..............       70,757          56,886
                                                              -----------     -----------
Cash and cash equivalents, end of period....................  $    28,577     $    17,107
                                                              ===========     ===========

     See accompanying notes to unaudited consolidated financial statements

                      BUDGET GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Budget Group, Inc. and subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and includes the accounts and operations of the Company and its majority owned subsidiaries including Team Fleet Financing Corporation ("TFFC"). TFFC is a separate corporate entity and as such its assets are not available to pay the claims of any creditors of Budget Group, Inc. or its other affiliates. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     In December 1999, the Company adopted plans to dispose of its non-core assets, primarily the retail car sales segment, VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise") in order to focus on car and truck rental. The net assets to be disposed of for these non-core assets are included in the consolidated financial statements under the heading net assets of discontinued operations in the consolidated balance sheet.

     In December 2000, the Company adopted plans to re-franchise the majority of its operations in Europe. The related operating assets have been written down to their estimated net realizable value. Long-lived assets, primarily capitalized software and goodwill, have been reviewed for impairment and written down accordingly.

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

2. NOTES PAYABLE

     The Company received a 60 day extension on the Commercial Paper liquidity facility, which is renewable annually in April, from all of the banks participating in this facility. It is the Company's intention to renew the liquidity facility or to obtain financing under similar terms before the 60 day extension period expires.

     On April 18, 2001, the Company issued $475.0 million in medium term notes ("TFFC-01"). The TFFC-01 notes consist of senior notes and subordinated notes with monthly principal payments commencing in October 2003 and the final payment due in December 2003. The notes bear interest rates ranging from LIBOR plus 0.49% (or 5.54%) to LIBOR plus 1.94% (or 6.99%).

     On April 16, 2001, the Company entered into a $100.0 million seasonal funding facility that bears a variable rate of interest and matures in December 2001. The seasonal funding facility will be used to purchase revenue earning vehicles and are secured by these vehicles.

     The Company was in compliance with all debt covenants as of March 31, 2001.

3. EARNINGS PER SHARE

     Basic earnings per share was calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Diluted earnings per share is the same as basic net earnings per share due to the anti-dilutive effect (i.e. the effect of reducing basic earnings per share) of the Company's convertible securities and stock options.

4. FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. SFAS No. 133 requires the recognition of all derivative instruments, including certain derivatives imbedded in other contracts, on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Consolidated Balance Sheet or Consolidated Statement of Operations.

     The Company uses interest rate swap agreements and other instruments, which currently do not qualify as hedges as defined under FASB 133. The purpose of these interest rate swap agreements is to manage the fluctuation of interest rates on the Company's floating debt portfolio. The Company also maintains an agreement that includes provisions that limit the Company's market risk on an equity investment, and those provisions now qualify as derivatives under FASB No. 133 (the "Options"). The Company does not currently use currency swap agreements, forward agreements, options, or other risk management instruments.

     The hedges entered into by the Company can be categorized as fair value, cash flow, or net investment hedges. For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged items are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income on the Consolidated Balance Sheet and are subsequently reclassified into earnings when the hedged item affects earnings. For the period ended March 31, 2001, the Company's derivative instruments are not designated as hedges and changes in the fair values are recognized in earnings in the current period. At March 31, 2001, the Company has outstanding non-hedge interest rate swaps with a notional amount of approximately $14.6 million and a fair value of approximately ($0.2) million. The effect due to changes in fair value of these instruments from January 1, 2001 to March 31, 2001 was approximately ($0.1) million. As of January 1, 2001 and March 31, 2001, the fair value of the Options was approximately $6.0 million.

5. BUSINESS SEGMENTS

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans. Segments are determined by product line and business activity.

     Segment information for the periods ended March 31, 2001 and 2000, respectively, are:

                                                              THREE-MONTH PERIODS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Revenue:
  Car Rental -- North America...............................  $364,213    $373,388
             -- International...............................    54,682      68,377
  Truck Rental..............................................   136,724     146,053
  Eliminations..............................................   (26,135)    (27,052)
                                                              --------    --------
          Total revenue.....................................  $529,484    $560,766
                                                              ========    ========
Operating income (loss):
  Car Rental -- North America...............................  $ 18,043    $ 37,577
             -- International...............................   (27,879)    (19,690)
  Truck Rental..............................................    (6,206)     (8,345)
  Corporate Overhead........................................    (6,416)     (6,016)
                                                              --------    --------
          Total operating income............................  $(22,458)   $  3,526
                                                              ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations).

     All amounts relate to continuing operations unless otherwise noted.

     In 1999, we adopted plans to dispose of our non-core assets, primarily the car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. During 2000, we sold Cruise America, VPSI and all of our Budget Car Sales facilities and ownership in our car sales joint venture. At March 31, 2001, we continue to operate and market for sale one new car dealership, located in Indiana and expect to complete its sale by mid-year 2001.

     In late 2000, we decided to re-franchise the majority of our operations in Europe. Charges related to the write-down of operating assets to their net realizable value of approximately $200.0 million were taken in the fourth quarter of 2000.

     The Company has entered into agreements to refranchise nearly all of its corporate French locations. These transactions are expected to close by mid-year 2001. The Company will retain control of the Paris and Nice airport locations, as well as the Paris railway and downtown locations. The refranchising effort represents the Company's strategy to reduce the financial and operating risk in Europe and we will continue this strategy for other European corporate locations as well.

REVENUES PRIMARILY CONSIST OF:

     - Vehicle Rental. Revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations.

     - Royalty Fees and Other. Royalty and other fees generated from our franchisees, fees generated from move management services and other non-vehicle rental or sales items.

EXPENSES PRIMARILY CONSIST OF:

     - Direct Vehicle and Operating. Includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance.

     - Depreciation, Vehicle. Depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment.

     - Selling, General and Administrative. Includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to dealers, travel agents and other third parties.

     - Amortization and Non-Vehicle Depreciation. Includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets.

     - Total Other Expense, Net. Interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

RESULTS OF OPERATIONS

     General Operating Results. Loss from continuing operations for the first quarter of 2001 increased $65.1 million to $95.1 million compared with $29.9 million in the first quarter of 2000. Loss per share from continuing operations for the first quarter of 2001 was $2.55 per diluted share compared to a loss of $0.80 per diluted share in 2000. This increase was largely due to lower revenues from domestic and international operations of $17.6 million and $13.7 million, respectively, tax expense increase of $30.9 million since no federal tax benefit was recognized in the first quarter of 2001 and an increase in interest expense which was somewhat offset by lower expenses related to lower rental volume. Margins in the North America car rental and international car rental segments were down compared with the first quarter 2000 largely due to a more competitive pricing environment.

     Operating Revenues. Vehicle rental revenue decreased $29.7 million, or 5.5%, in the first quarter of 2001 to $511.6 million from $541.4 million in the first quarter of 2000. This decrease was due largely to a volume reduction of 4.7% and 14.8% in truck rental and international car rental, respectively, with an overall volume decrease of 2.7%. Vehicle rental revenue decreased at a larger rate than volume in the period, largely due to lower revenue per day in all segments. This reflects a more competitive pricing environment in North America and lower revenue per day in international car rental due to a shift in business mix driven by the refranchising and downsizing effort.

     Royalty fees and other revenues decreased $1.6 million, or 8.0%, in the first quarter of 2001 to $17.8 million from $19.4 million in the first quarter of 2000. This decrease was due to lower revenues from licensee leasing programs of $1.2 million and lower revenue from move management services.

     Operating Expenses. Total operating expenses decreased $5.3 million, or 1.0%, in the first quarter of 2001 to $551.9 million from $557.2 million in the first quarter of 2000. This decrease was reflective of the volume decreases previously mentioned offset somewhat by increased expenses related to higher vehicle transfer and disposal costs and expenses related to the refranchising effort in Europe.

     Direct vehicle and operating expenses increased $3.3 million, or 1.4%, in the first quarter of 2001 to $249.3 million from $246.0 million in 2000. These expenses increased at a rate higher than volume, largely due to increased leasing costs due to a shift from owned to leased vehicles of $2.0 million, primarily in Europe, increased costs related to transfer and disposal of vehicles, primarily trucks, of $6.6 million and an increase in taxes and licenses of $0.9 million.

     Vehicle depreciation expense for the first quarter decreased $4.1 million, or 2.9%, to $138.8 million from $142.9 million in 2000. This expense decreased at a rate that approximated the rental volume decrease previously mentioned. The previously mentioned shift in mix of owned to leased vehicles was offset by increased wholesale losses and a slight increase in depreciation expense per vehicle resulting from higher cost of vehicles in 2001.

     Selling, general and administrative expenses decreased by $2.8 million, or 1.9%, in the first quarter of 2001 to $145.3 million from $148.1 million in the first quarter of 2000. In addition to lower costs due to lower volume, this decrease reflects lower bad debt expense of $8.9 million and lower personnel costs of $1.3 million, offset by increased selling costs of $2.5 million, largely in renter loyalty programs, increased advertising and promotion of $1.4 million and expenses related to the refranchising effort in Europe.

     Amortization and non-vehicle depreciation expense decreased $1.7 million, or 8.3%, in the first quarter of 2001 to $18.6 million from $20.3 million in the first quarter of 2000. This decrease largely results from the impact of the write-off at December 31, 2000 of software and other non-vehicle capitalized expenditures largely in Europe.

     Other Expense, Net. Other expense, net of interest income, increased $8.2 million, or 13.9% in the first quarter of 2001 to $66.9 million from $58.7 million in the first quarter of 2000. This increase was largely due to increased fees related to letters of credit of $1.5 million, an increase in interest which was previously absorbed by discontinued operations of $4.0 million, increased expense of $2.9 million due to lower unencumbered fleet, partially offset by lower average rates and lower outstanding debt related to the lower fleet level.

     Provision (Benefit) for Income Taxes. The overall year to date tax provision (benefit) reflects an effective tax rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while any tax benefit is included in the provision. For the full year 2001 we expect to record a provision that approximates the state and local income taxes payable for the year.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.7 million for the three-month period ended March 31, 2001, approximated the amount in 2000. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. We issued a deferral notice with respect to the interest payments due on March 15, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is for the acquisition of new vehicles for the rental fleet. The indebtedness at March 31, 2001 has interest rates ranging from 4.72% to 11.20% and the material terms of the financing facilities are described below. Approximately $1.4 billion of fleet-related indebtedness will mature during 2001. We intend to fund our fleet financing requirements and debt maturities through issuances of asset-backed notes and other credit facilities with financial institutions.

ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operating activities decreased 44.5% to $111.0 million during the three months ended March 31, 2001, from $200.0 million during the three-month period ended March 31, 2000. This decrease is primarily due to an increase in the net loss of $65.1 million and a decrease in accounts payable, accrued and other liabilities of $48.6 million.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $788.2 million and $608.8 million during the first three months of 2001 and 2000, respectively. Cash paid to suppliers of revenue earning vehicles was $1,326.6 million and $1,058.7 million during the first three months of 2001 and 2000, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million during the first three months of 2000. There were no acquisitions in 2001. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer software were $3.8 million and $14.5 million for the first three months of 2001 and 2000, respectively.

     Net cash provided by financing activities for the three-month period ended March 31, 2001, increased by $163.0 million to $396.8 million at March 31, 2001 from $233.9 million at December 31, 2000. This increase was due primarily to the additional purchases of vehicles over the prior period that was largely funded by the issuance of commercial paper.

DEBT FACILITIES -- GENERAL

     We borrow money directly and through our special purpose fleet financing subsidiary, Team Fleet Financing Corporation ("TFFC"). Subsidiaries also have various working capital facilities in place to finance operating activities. At March 31, 2001, we had $3,853.4 million of indebtedness outstanding, $3,400.3 million of which represented secured fleet financing and $453.1 million of which represented non-vehicle indebtedness. At March 31, 2001, we had $62.7 million of availability under various fleet-financing facilities.

     At March 31, 2001, we had borrowed $2,695.8 million under asset-backed Medium-Term Notes ("MTN's") and $638.4 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at March 31, 2001, ranged from 5.05% to 7.85%.

SENIOR NOTES

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

FLEET FINANCING FACILITIES

     On March 30, 2001, we entered into a $350.0 million seasonal funding facility ("Seasonal Facility") that bears interest based on LIBOR (or 5.05%) and expires on October 31, 2001. The Seasonal Facility is used exclusively to purchase vehicles during the peak rental season.

     On April 16, 2001, we entered into a $100.0 million seasonal funding facility ("Seasonal Facility-2") that bears a variable rate of interest and matures on December 2001. The Seasonal Facility-2 is used exclusively to purchase vehicles during the peak rental season.

     Other vehicle obligations consist primarily of international outstanding lines of credit to purchase rental vehicles. Borrowings under collateralized available lines of credit at March 31, 2001 consist of $66.1 million for rental vehicles with maturity dates through 2004. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.72% to 11.20% at March 31, 2001. We expect that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

COMMERCIAL PAPER

     The CP facility that was established in April 1997 was renewed in April 2000 for $671.0 million, had an outstanding principal balance of $638.4 million and $538.9 million at March 31, 2001 and 2000, respectively, bears interest ranging from 5.05% to 5.10% at March 31, 2001, and is secured by the applicable vehicles and vehicle program receivables. The CP facility expires in October 2002. Under limited circumstances, the CP may be repaid by draws under a related bank liquidity facility ($581.0 million), or a related letter of credit ($90.0 million). The CP is issued periodically with maturities of up to 58 days. It is our intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at March 31, 2001.

     The Commercial Paper liquidity facility is renewable annually in April. A 60 day extension period has been granted from all of the banks participating in the commercial paper liquidity facility. It is our intention to renew the liquidity facility or to obtain financing under similar terms prior to the expiration of the extension.

MEDIUM TERM NOTES (MTN'S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $166.0 million at March 31, 2001 and 2000, bear interest at 6.65% per annum. Monthly principal payments of $13.8 million commence in May 2001, with the last payment due in April 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at March 31, 2001 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at March 31, 2001 and 2000, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at March 31, 2001 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $1,069.8 and $1,100.0 million at March 31, 2001 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% to 6.84% and have maturity dates from March 2001 to 2005 with $450.0 million maturing in 2001. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes issued in June 1999, consist of $950.0 million with rates ranging from LIBOR plus 0.24% (or 5.29%) to 7.85% and have maturity dates from May, 2001 to 2004. These notes were issued in three different series. TFFC 99-2 has a principal amount of $400.0 million bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and matures in July 2001 with principal payments commencing on May 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004.

     The TFFC-01 notes issued in April 2001 for $475.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $362.2 million bear interest at LIBOR plus 0.49% (0.55% including discount) with principal payments commencing in August 2003 and the last payment due in November 2003. The subordinated notes, with an aggregate principal balance of $112.8 million bear interest at LIBOR plus 0.94% (1.00% including discount) to LIBOR plus 1.94% (2.00% including discount) with principal payments commencing in October 2003 and the last payment due in December 2003.

CONVERTIBLE SUBORDINATED NOTES

     In April 1997, we issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

TRUST PREFERRED SECURITIES

     In June 1998, a subsidiary of the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities. As required under the amended working capital facility, in January 2001, we issued a deferral notice with respect to the interest payment due on the subordinated indebtedness at March 15, 2001 and will also defer payments for the next four quarters.

WORKING CAPITAL FACILITY

     We maintain a $550.0 million secured credit facility. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.50% or prime plus 2.50% (8.58% at March 31, 2001) and expires in 2003. At March 31, 2001 we had $452.5 million in letters of credit outstanding under this facility.

     In early 2001, we reached agreement with our lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and restricting of the payments of dividends, the amendments required us to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limits future cash investments in international operations and, modifies or waives certain financial covenants. The amendment requires us to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and defer interest payments on the trust preferred securities for five quarters commencing with the payment due on March 15, 2001. The facility may not be fully utilized unless the Commercial Paper liquidity facility or a similar facility, is renewed in the amount of at least $400.0 million.

     The Company was in compliance with all debt covenants as of March 31, 2001.

CHANGE IN FINANCIAL CONDITION

     Total assets increased $285.4 million to $4,805.3 million at March 31, 2001 from $4,519.9 million at December 31, 2000. This increase was due primarily to an increase in revenue earning vehicles, net of $392.5 million offset by a decrease in cash and cash equivalents of $42.2 million and a decrease in trade and vehicle receivables, net, of $52.7 million, largely vehicle receivables from manufacturers.

     Total liabilities increased by $382.5 million to $4,701.0 million at March 31, 2001 from $4,318.5 million at December 31, 2000. This increase, largely in notes payable of $396.8 million, resulted largely from financing the increase in revenue earning vehicles.

FUTURE LIQUIDITY AND BORROWING NEEDS

     In March 2001, we announced a four-step financing plan to improve liquidity and cash management as well as grow our fleet during our peak season. The first step of this plan was accomplished with the February 2001 amendment to our working capital facility. This amendment restored availability under the facility up to $550.0 million and was designed to permit us to refinance the approximately $1.4 billion of fleet financing indebtedness that matures in 2001.

     The second step of our liquidity plan was to secure a seasonal fleet line of approximately $350.0 million to finance short-term seasonal increases in fleet. This facility was in place at March 31, 2001.

     The third step involves refinancing of approximately $1.0 billion of MTNs that mature during 2001. We completed the first tranche of refinancing for $475.0 million of MTNs on April 18, 2001 and anticipate issuing approximately $700.0 million of MTNs in the second or third quarter of 2001.

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

     The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN's, CP or similar fleet financings. If this availability was limited through the failure of us to maintain adequate collateral, covenant compliance, or otherwise, or if we were unable to complete the four-step financing plan, the adverse impact on our financial condition and results of operations could be material.

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

     During 2000, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.8 million will be expended in 2001 and 2002. Approximately $0.1 million was spent in 2001 through March 31. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

FORWARD LOOKING STATEMENTS

     This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute "forward looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include additional risk of losses from international operations and general economic conditions as well as the risks set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. Other than listed below, no significant changes have occurred in our capital structure or market risk profile during the period ended March 31, 2001. See the Company's disclosures regarding market risk as of December 31, 2000 included under Item 7A of the Company's Form 10-K.

     Our floating-rate debt was $1.1 billion or 28.9% of total outstanding debt at March 31, 2001. A fluctuation of the interest rate by 100 basis points would change our interest expense by $11.0 million. For a discussion of the fair value of indebtedness, see note 16 of our Consolidated Financial Statements, contained in the financial statements in our Annual Report on form 10-K for the fiscal year ended December 31, 2000.

     As disclosed in note 4 to the unaudited consolidated financial statements, we use hedging instruments to manage market risk related to interest rates and an equity investment. Due to the limited use of, and the minimal amounts involved with these instruments, the effect of market changes on these instruments in the first quarter of 2001 are not material.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 4.1 --Series 2001-2 Supplement dated as of April 18, 2001 to the Amended and Restated Base Indenture dated as of December 1, 1996 among Team Fleet Financing Corporation, as Issuer, Budget Group, Inc., as Servicer and Budget Interest Holder, and Bankers Trust Company, as Trustee.

     Exhibit 10.1 --Series 2001-1 Supplement dated as of March 30, 2001 to the Amended and Restated Base Indenture dated as of December 1, 1996 among Team Fleet Financing Corporation, as Issuer, Budget Group, Inc., as Servicer and Budget Interest Holder, and Bankers Trust Company, as Trustee.

     Exhibit 10.2 --Vehicle Finance and Security Agreement dated as of April 16, 2001 among Nissan Motor Acceptance Corporation and Budget Rent a Car Systems, Inc., as Borrower.

     (b) Reports on Form 8-K

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BUDGET GROUP, INC.
                                                (Registrant)

                                          By:    /s/ WILLIAM S. JOHNSON
                                            ------------------------------------
                                                     William S. Johnson
                                                  Executive Vice President
                                                  Chief Financial Officer

Dated: May 14, 2001

                                          By:      /s/ THOMAS L. KRAM
                                            ------------------------------------
                                                       Thomas L. Kram
                                                 Vice President, Controller
                                               (Principal Accounting Officer)

Dated: May 14, 2001