Form 10-Q
period 2001-06-30
BUDGET GROUP INC
filed 2001-08-14
CIK 922471

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

     (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 0-23962

BUDGET GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-3227576

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 BASIN STREET, SUITE 210, DAYTONA BEACH, FL 32114
(Address of principal executive offices)

(904) 238-7035
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     37,255,016 shares of common stock were outstanding as of August 7, 2001, comprised of 35,318,466 shares of the registrant’s Class A common stock, par value $0.01, and 1,936,550 shares of the registrant’s Class B common stock, par value $0.01.

     The Exhibit Index, filed as a part of this report, appears on page 15.

i

PART I — FINANCIAL STATEMENTS

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

Item 1. Financial Statements

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS

Cash and cash equivalents	$41,947	$70,757

Restricted cash	44,537	4,074

Trade and vehicle receivables, net	305,777	366,509

Revenue earning vehicles, net	3,168,269	2,883,672

Property and equipment, net	146,014	169,031

Prepaid expenses and other assets	208,900	206,554

Intangibles, including goodwill, net	782,020	794,531

Net assets of discontinued operations	26,683	24,802

Total assets	$4,724,147	$4,519,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:

Notes payable	$3,796,853	$3,456,597

Accounts payable, accrued and other liabilities	811,418	861,968

Total liabilities	4,608,271	4,318,565

Company Obligated Mandatorily Redeemable Securities of Subsidiary	291,910	291,760

STOCKHOLDERS’ DEFICIT:

Common stock	374	374

Additional paid-in capital	598,323	598,323

Foreign currency translation adjustment	(7,334)	(5,493)

Accumulated deficit	(765,626)	(681,828)

Treasury stock	(1,771)	(1,771)

Total stockholders’ deficit	(176,034)	(90,395)

Total liabilities and stockholders’ deficit	$4,724,147	$4,519,930

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands except for per share data)

	For the Three-Month		For the Six-Month
	Period Ended		Period Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenue:

Vehicle rental revenue	$558,549	$619,184	$1,070,185	$1,160,541

Royalty fees and other	19,019	21,130	36,867	40,539

Total operating revenue	577,568	640,314	1,107,052	1,201,080

Operating expenses:

Direct vehicle and operating	220,495	235,096	469,793	481,058

Depreciation — vehicle	138,956	145,525	277,714	288,407

Selling, general and administrative	118,055	147,952	263,313	296,029

Amortization and non-vehicle depreciation	18,118	20,722	36,746	41,041

Total operating expense	495,624	549,295	1,047,566	1,106,535

Operating income	81,944	91,019	59,486	94,545

Other expense:

Vehicle interest, net	54,136	58,444	109,900	107,232

Other interest, net	10,857	8,017	22,009	17,956

Total other expense, net	64,993	66,461	131,909	125,188

Income (loss) before income taxes	16,951	24,558	(72,423)	(30,643)

Provision (benefit) for income taxes	1,000	9,935	2,000	(20,009)

Distributions on trust preferred securities	4,687	4,687	9,375	9,375

Net income (loss)	$11,264	$9,936	$(83,798)	$(20,009)

Net income (loss) per share:

Basic and diluted	$0.30	$0.27	$(2.25)	$(0.54)

Weighted average number of shares outstanding:

Basic	37,255	37,250	37,255	37,249

Diluted	37,278	37,274	37,255	37,249

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001

(Unaudited)
(Dollar amounts in thousands)

			FOREIGN
		ADDITIONAL	CURRENCY			TOTAL
	COMMON	PAID IN	TRANSLATION	ACCUMULATED	TREASURY	STOCKHOLDERS'
	STOCK	CAPITAL	ADJUSTMENT	DEFICIT	STOCK	DEFICIT

BALANCE AT DECEMBER 31, 2000	$374	$598,323	$(5,493)	$(681,828)	$(1,771)	$(90,395)

Comprehensive loss:

Net loss	—	—	—	(83,798)	—

Foreign currency translation	—	—	(1,841)	—	—

Total comprehensive loss						(85,639)

BALANCE AT JUNE 30, 2001	$374	$598,323	$(7,334)	$(765,626)	$(1,771)	$(176,034)

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollar amounts in thousands)

	FOR THE SIX-MONTH PERIOD
	ENDED JUNE 30,

	2001	2000

Cash flows from continuing operating activities:

Net loss	$(83,798)	$(20,009)

Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:

Depreciation and amortization	314,460	329,448

Provision for doubtful accounts	2,153	20,981

Changes in operating assets and liabilities, net of effects from acquisitions

Trade and vehicle receivables	58,579	(1,945)

Prepaid expenses and other assets	(2,034)	20,007

Accounts payable, accrued and other liabilities	(50,550)	29,337

Total adjustments	322,608	397,828

Net cash provided by continuing operating activities	238,810	377,819

Cash flows from continuing investing activities:

Change in restricted cash balance	(40,463)	(5,984)

Proceeds from sale of revenue earning vehicles	1,794,412	1,482,459

Purchases of revenue earning vehicles	(2,365,795)	(2,259,936)

Proceeds from the sale of property and equipment	17,832	14,053

Purchases of property and equipment	(12,280)	(19,433)

Payment for acquisitions, net of cash acquired	—	(5,714)

Net cash used in continuing investing activities	(606,294)	(794,555)

Cash flows from continuing financing activities:

Net increase (decrease) in vehicle obligations	(12,000)	172,198

Net increase in commercial paper	313,436	233,477

Proceeds from other notes payable	40,565	935

Make-whole payment	—	(12,051)

Principal payments on other notes payable	(1,745)	(1,050)

Warrant repurchase	—	(17,809)

Net cash provided by continuing financing activities	340,256	375,700

Net cash provided by (used by) discontinued operations	(1,881)	23,143

Effect of exchange rate changes on cash	299	(740)

Net decrease in cash and cash equivalents	(28,810)	(18,633)

Cash and cash equivalents, beginning of period	70,757	56,886

Cash and cash equivalents, end of period	$41,947	$38,253

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Budget Group, Inc. and subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts and operations of the Company and its majority owned subsidiaries including Team Fleet Financing Corporation (“TFFC”) and BRAC (Bermuda) Holding Limited (“Bermuda”). TFFC and Bermuda are separate special purpose corporate entities and as such their assets are not available to pay the claims of any creditors of Budget Group, Inc. or its other affiliates. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented.

     It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     In December 1999, the Company adopted plans to dispose of its non-core assets, primarily the retail car sales segment, VPSI, Inc. (“VPSI”) and Cruise America, Inc. (“Cruise”) in order to focus on car and truck rental. The remaining net assets consist largely of notes receivable related to the sale of Cruise pending settlement of a contingency in the original Cruise sale agreement and are included in the consolidated balance sheets under the heading net assets of discontinued operations.

     In December 2000, the Company adopted plans to re-franchise the majority of its operations in Europe. The related operating assets have been written down to their estimated net realizable value. Long-lived assets, primarily capitalized software and goodwill, have been reviewed for impairment and written down accordingly. No additional impairment was recorded in 2001.

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

2. Notes Payable

     The commercial paper (“CP”) liquidity facility that was established in April 1997 was renewed in June 2001 for $485.0 million and had an outstanding balance of $470.4 million at June 30, 2001. The CP had interest rates at June 30, 2001 ranging from 4.05% to 4.35% and is secured by the applicable vehicles and vehicle program receivables. The CP liquidity facility expires in June 2002.

     On April 18, 2001, the Company issued $475.0 million in medium term notes (“TFFC-01”). The TFFC-01 notes consist of senior notes and subordinated notes with monthly principal payments commencing in October 2003 with the final payment due in December 2003. The notes bear interest rates ranging from LIBOR plus 0.49% (or 4.30% at June 30, 2001) to LIBOR plus 1.94% (or 5.75% at June 30, 2001).

     On April 16, 2001, the Company entered into a $100.0 million seasonal funding facility that bears a variable rate of interest of prime less 0.50% (or 6.50% at June 30, 2001) and matures in December 2001. The seasonal funding facility will be used to purchase revenue-earning vehicles and is secured by these vehicles.

     In May and June 2001, the Company entered into a series of financing transactions aggregating $36.6 million ($34.7 million of cash, net of fees and interest), secured by an equity investment held by the Company (the “Equity Secured Transaction”). The transaction contains an embedded derivative (the “Embedded Equity Transaction Derivative”), which the Company recorded as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of the Embedded Equity Transaction Derivative will be recognized through earnings, and its changes in fair value are recorded in Prepaid Expenses and Other Assets. The changes in fair value of this instrument will approximately offset changes in fair value of the related equity investment and has been designated as a fair value hedge of that investment. The Equity Secured Transaction matures on November 30, 2002 with certain specified optional termination dates, subject to certain terms and conditions, and requires payment equal to the fair value of the underlying equity securities at the maturity or optional termination dates.

     The Company was in compliance with all debt covenants as of June 30, 2001.

     The Company recently identified a potential shortfall in the borrowing base which supports its outstanding letters of credit under its working capital facility. The Company expects to obtain a waiver or cure the shortfall through normal seasonal management of fleet during the third quarter of 2001. If the Company were unable to meet the borrowing base requirement, obtain a waiver or otherwise cure the shortfall, it would need to reduce the letters of credit outstanding either related to fleet debt or state self-insurance requirements. Such reductions could result in a material adverse impact on the Company’s financial condition and results of operations. See Future Liquidity and Borrowing Needs in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3. Earnings Per Share

     Basic earnings per share was calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Diluted earnings per share is the same as basic net earnings per share due to the anti-dilutive effect (i.e. the effect of reducing basic earnings per share) of the Company’s convertible securities and the immaterial dilutive effect of options.

4. Financial Instruments

     On January 1, 2001, the Company adopted Statements of Financial Accounting Standards No. 133, (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements of Accounting Standards Nos. 137 and 138. SFAS No. 133 requires the recognition of all derivative instruments, including certain derivatives imbedded in other contracts, on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

     The Company uses interest rate swap agreements and other instruments, which currently do not qualify as hedges as defined under SFAS 133. The purpose of these interest rate swap agreements is to manage the fluctuation of interest rates on the Company’s floating debt portfolio. The Company also maintains an agreement that includes provisions that limit the Company’s market risk on an equity investment, and those provisions now qualify as derivatives under SFAS No. 133 (the “Options”). The Company does not currently hedge its currency risks.

     The hedges entered into by the Company can be categorized as fair value, cash flow, or net investment hedges. For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged items are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income on the Consolidated Balance Sheet and are subsequently reclassified into earnings when the hedged item affects earnings. At June 30, 2001, the Company has outstanding non-hedge interest rate swaps with a notional amount of approximately $15.3 million and a fair value of approximately ($0.2) million. The change in value of these interest rate swaps was not material. As of June 30, 2001, the fair value of the Options was approximately $6.0 million. Since these Options were not designated as hedges under SFAS 133, any changes in their fair value will be recorded currently in Selling, General and Administrative expenses in the Consolidated Statements of Operations. For this period, no change in value was recorded. The Embedded Equity Transaction Derivative was designated as a fair value hedge of the related equity investment. The change in the fair value of the Embedded Equity Transaction Derivative was a gain of approximately $1.4 million and was offset by the change in value of the related equity investment. Both of these changes were recorded in Selling, General and Administrative expenses in the Consolidated Statements of Operations. The ineffectiveness of this fair value hedging relationship for the three months and six months ended June 30, 2001 was not material.

5. Business Segments

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans. Segments are determined by product line and business activity.

     Segment information is as follows:

	THREE-MONTH PERIOD		SIX-MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2000	2001	2000

Revenue:

Car Rental - North America	$385,359	$406,972	$749,572	$780,360

- International	43,810	72,543	98,492	140,920

Truck Rental	174,927	191,014	311,651	337,067

Eliminations	(26,528)	(30,215)	(52,663)	(57,267)

Total revenue	$577,568	$640,314	$1,107,052	$1,201,080

Operating income (loss):

Car Rental - North America	$60,857	$81,544	$78,900	$119,121

- International	(7,859)	(9,556)	(35,738)	(29,246)

Truck Rental	32,957	29,693	26,751	21,348

Corporate Overhead	(4,011)	(10,662)	(10,427)	(16,678)

Total operating income	$81,944	$91,019	$59,486	$94,545

     Included in operating income (loss) for the three and six months ended June 30, 2001 are allocated expenses of $1.0 million and $1.3 million to Car Rental — International from the Corporate Overhead and Car Rental — North America segments, respectively. These allocations represent costs related largely to advertising, sales and administrative support and services.

6. Business Combinations and Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be treated using the purchase method and modifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The periodic review of impairment would be charged to results of operations in periods that the recorded value of intangibles exceeds the fair value.

     Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized and are no longer subject to a 40 year maximum life. The Company is required to adopt SFAS 142 beginning January 1, 2002 and is currently evaluating the effect of its adoption on its results of operations and financial position.

7. Dispositions

     During the second quarter 2001, as part of a continuing effort to refranchise a majority of Europe, the Company franchised 14 locations in England, 126 locations in France, closed 18 locations in Spain, (while seeking to refranchise the remainder) and signed a letter of intent to franchise its operations in Germany. The Company will retain control of the Paris and Nice airport locations, the railway and downtown locations and locations in London airports and downtown. The refranchising effort represents the Company’s strategy to reduce its financial and operating risk in Europe. The Company expects the franchising of German operations to be effective late in the third quarter of 2001. The amounts realized or expected to be realized through the sale of these locations approximates the book value of these assets.

     On June 26, 2001, the Company sold its remaining new car dealership for $2.3 million, which approximated its net book value. This dealership represents the final disposition related to the Company’s retail car sales segment, which was recorded as a discontinued operation in late 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations).

     In 1999, we adopted plans to dispose of our non-core assets, primarily the car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. During 2000 and 2001, we sold Cruise America, VPSI and all of our Budget retail car sales facilities and ownership in our car sales joint venture. See Note 1 to the unaudited consolidated financial statements.

     In late 2000, we decided to re-franchise the majority of our operations in Europe. Charges related to the write-down of operating assets to their net realizable value of approximately $200.0 million were taken in the fourth quarter of 2000. Significant disposition activity has taken place in 2001. See Note 7 to the unaudited consolidated financial statements.

Revenues primarily consist of:

•	Vehicle Rental. Revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations.

•	Royalty Fees and Other. Royalty and other fees generated from our franchisees, fees generated from move management services and other non-vehicle rental or sales items.

Expenses primarily consist of:

•	Direct Vehicle and Operating. Includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance.

•	Depreciation, Vehicle. Depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment.

•	Selling, General and Administrative. Includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to dealers, travel agents and other third parties.

•	Amortization and Non-Vehicle Depreciation. Includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets.

•	Total Other Expense, Net. Interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing.

Results of Operations

     General Operating Results. Income from operations for the second quarter of 2001 increased $1.3 million to $11.3 million compared with $9.9 million in the second quarter of 2000. Income per share from operations for the second quarter of 2001 was $0.30 per share compared to income of $0.27 per share in 2000. This increase reflects lower rental volume driven costs, including interest expense, and a decrease in tax expense of $8.9 million from the second quarter 2000, as no federal tax expense was recognized in the second quarter of 2001, offset by lower revenues due to domestic competitive pricing and lower rental volume in truck and international operations. The operating margin in the North America car segment was down 420 bps compared with the second quarter 2000 largely due to a more competitive pricing environment. This lower margin was offset somewhat by improvements in the truck and international car margins. Loss from operations for the six months ended June 30, 2001 increased $63.8 million to $83.8 million from $20.0 million for the same period in 2000. This increase was due largely to lower margins caused by the competitive pricing environment primarily in the North America car segment and a decrease in tax benefit since no federal tax benefit was recognized in 2001. Due to economic conditions in North America, business travel levels were down and trending lower, although leisure travel remained relatively strong.

     Operating Revenues. Vehicle rental revenue decreased $60.6 million, or 9.8%, in the second quarter of 2001 to $558.5 million from $619.2 million in the second quarter of 2000. This decrease was due largely to lower pricing in the North America car segment, and volume reductions of 9.5% and 46.1% in the truck rental and international car rental segments, respectively, with an overall volume decrease of 8.3%. Lower revenue per day in domestic car operations of 5.4% represents approximately $20.3 million of the revenue shortfall, while lower revenue from truck rental and international car rental of $16.1 million and $28.7 million, respectively, was primarily due to lower rental volume, offset slightly by higher yield. For the six months ended June 30, 2001 vehicle rental revenue decreased $90.4 million or 7.8% to $1,070.2 million from $1,160.5 million for the same period in 2000. This decrease reflects volume reductions in truck rental and international operations of 7.3% and 31.9%, respectively, with an overall volume decrease of 5.7% and lower revenue per day in North America car rental of 4.1% or $29.4 million.

     Royalty fees and other revenues decreased $2.1 million, or 10.0%, in the second quarter of 2001 to $19.0 million from $21.1 million in the second quarter of 2000 and decreased $3.7 million or 9.1% to $36.9 million for the six-month period ended June 30, 2001 from $40.5 million for the same period in 2000. These decreases versus 2000 were primarily due to lower revenues from licensee leasing programs of $0.1 million and $0.8 million, lower non-rental income due to European re-franchising efforts of $1.2 million and $3.0 million and lower revenue from move management services of $0.5 million and $0.6 million for the three- and six-month periods ended June 30, 2001, respectively.

     Operating Expenses. Total operating expenses decreased $53.7 million, or 9.8%, in the second quarter of 2001 to $495.6 million from $549.3 million in the second quarter of 2000. This decrease was reflective of the volume decreases in the truck and international car segments previously mentioned and increased costs related to fleet transfer and disposal, offset somewhat by lower bad debt expense and lower separation and other personnel costs. For the six-month period ended June 30, 2001, operating expenses decreased $59.0 million or 5.3% to $1,047.6 million from $1,106.5 million for the same period in 2000. This decrease approximated the volume effect mentioned above as increased fleet transfer and disposal costs and European refranchising costs were offset by lower bad debt and lower separation and other personnel costs.

     Direct vehicle and operating expenses decreased $14.6 million, or 6.2%, in the second quarter of 2001 to $220.5 million from $235.1 million in the second quarter of 2000. This expense decreased at a rate lower than volume largely due to increased vehicle transfer costs of $2.2 million, vehicle disposal costs of $5.3 million, insurance and other operating costs of $3.5 million and increased leasing costs due to a shift from owned to leased vehicles of $3.8 million, primarily in Europe. For the six-month period ended June 30, 2001, direct vehicle and operating expenses decreased $11.3 million or 2.3% to $469.8 million from $481.1 million for the same period in 2000. This decreased at a lower rate than rental volume due to increased vehicle transfer costs of $4.1 million, increased vehicle disposal costs of $4.8 million, and increased leasing costs due to a shift in mix from owned to leased vehicles of $7.5 million, primarily in Europe.

     Vehicle depreciation expense decreased $6.6 million, or 4.5% in the second quarter of 2001, to $139.0 million from $145.5 million in the second quarter of 2000. Vehicle depreciation decreased $10.7 million or 3.7% to $277.7 million for the six-months ended June 30, 2001 from $288.4 million for the same period in 2000. This expense decreased at a rate lower than the average fleet level decrease of 11.2% for the quarter and 8.6% for the six-month period, largely due to an increase in depreciation expense per vehicle resulting from a higher cost of vehicles in 2001, partially offset by the previously mentioned shift in mix of leased to owned vehicles.

     Selling, general and administrative expenses decreased by $29.9 million, or 20.2%, in the second quarter of 2001 to $118.1 million from $148.0 million in the second quarter of 2000 and $32.7 million or 11.1% to $263.3 million for the six months ended June 30, 2001 from $296.0 million for the same period in 2000. In addition to lower costs due to lower revenue for the quarter, this decrease reflects lower bad debt expense of $8.8 million, lower personnel costs of $1.6 million, largely due to non-recurring separation costs in 2000, and lower professional fees of $3.4 million. For the six months ended June 30, 2001, in addition to lower costs associated with revenue, bad debt expense was $17.6 million lower than the same period in 2000, personnel costs were lower by $2.0 million, offset by increases in selling expenses of $1.8 million largely due to renter loyalty programs and increases in occupancy expenses of $1.3 million largely due to increases in non-revenue based airport rent. Included in bad debt expense for the three and six months ended June 30, 2001 is approximately $3.0 million related to the recovery of accounts receivable previously written-off or fully reserved. The recovery reflects continued progress related to the system caused billing inaccuracies and delays in cash application that impaired our ability to collect amounts due. We expect that bad debt expense will remain well below the level experienced in 2000, however, the recovery of previously written-off or reserved receivables may not continue.

     Amortization and non-vehicle depreciation expense decreased $2.6 million, or 12.6%, in the second quarter of 2001 to $18.1 million from $20.7 million in the second quarter of 2000. For the first six months of 2001 these expenses decreased $4.3 million or 10.5% to $36.7 million from $41.0 million. These decreases largely result from the impact of the write-off at December 31, 2000 of goodwill, software and other non-vehicle capitalized expenditures largely in Europe.

     Other Expense, Net. Other expense, net of interest income, decreased $1.5 million, or 2.2% in the second quarter of 2001 to $65.0 million from $66.5 million in the second quarter of 2000. This decrease was largely due to savings from lower average interest rates of $4.2 million and lower average fleet borrowings of $2.1 million, partially offset by an increase in interest which was previously absorbed by discontinued operations of $2.3 million and an increase in fees related to letters of credit and the amortization of prepaid loan fees. For the six months ended June 30, 2001, these expenses increased $6.7 million or 5.4% to $131.9 million from $125.2 million for the same period in 2000. This increase was largely due to interest which was previously absorbed by discontinued operations of $4.9 million, increased fees related to letters of credit of $2.7 million, an increase in expense due to lower unencumbered fleet and higher average fleet cost of $3.3 million, partially offset by lower average interest rates.

     Provision (Benefit) for Income Taxes. The overall year to date tax provision (benefit) reflects an effective tax rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while any tax benefit is included in the provision. For the full year 2001, we expect to record a provision that approximates the state and local income taxes payable for the year.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.7 million and $9.4 million for the three- and six-month periods ended June 30, 2001, respectively, approximated the amounts in 2000. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. The Company has issued a deferral notice with respect to the interest payments due on March 15, 2001 and June 15, 2001.

Recent Trends and Developments

     The pricing and business travel environment for the North America car rental segment continues to be weaker than the prior year. Improvements in the truck rental and International car rental segment’s operating results are expected to offset the resulting weakness in North America car rental margins. Additional measures have been initiated to improve results including freezing headcount, curtailing capital and marketing spending and continued efforts to sell non-core or under-utilized assets. Although these efforts are expected to positively impact results, there is no assurance as to what extent, or the timing of when, these efforts will improve operating income or net income.

Liquidity and Capital Resources

     Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers’ captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is for the acquisition of new vehicles for our rental fleet. The indebtedness at June 30, 2001 has interest rates ranging from 4.05% to 11.20% and the material terms of our financing facilities are described below. Approximately $1.0 billion of fleet-related indebtedness will mature during 2001, with $549.0 million matured through June 30, 2001. This matured fleet indebtedness has been replaced with new issuances of asset-backed notes and other credit facilities. We intend to fund our remaining fleet financing requirements and debt maturities during 2001 through additional issuances of asset-backed notes and other credit facilities with financial institutions.

Analysis of Cash Flows

     Net cash provided by continuing operating activities decreased $139.0 million or 36.8% to $238.8 million during the six months ended June 30, 2001, from $377.8 million during the six months ended June 30, 2000. This decrease is due to an increase in the net loss of $63.8 million, a decrease in non-cash expenses of $33.8 million and a decrease in net operating assets and liabilities of $41.4 million.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers’ vehicle repurchase programs). Cash received from the sale of vehicles was $1,794.4 million and $1,482.5 million during the first six months of 2001 and 2000, respectively. Cash paid to suppliers of revenue earning vehicles was $2,365.8 million and $2,259.9 million during the first six months of 2001 and 2000, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million during the first six months of 2000. There were no acquisitions in 2001. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer software were $12.3 million and $19.4 million for the first six months of 2001 and 2000, respectively.

     Net cash provided by financing activities for the six months ended June 30, 2001 decreased by $35.4 million to $340.3 million at June 30, 2001 from $375.7 million at June 30, 2000. This decrease was due to lower fleet borrowings of $104.2 million related to lower fleet levels, offset by make-whole and warrant payments in the six month period ended June 30, 2000 of $29.9 million and an increase in non-fleet debt related to a $36.6 million financing transaction, secured by an equity investment held by the Company. The Company received $34.7 million in net proceeds, which was used for general corporate purposes. See Note 2 to the unaudited consolidated financial statements.

Debt Facilities — General

     We borrow money directly and through our special purpose fleet financing subsidiary, TFFC. Subsidiaries also have various working capital facilities in place to finance operating activities. At June 30, 2001, we had $3,796.9 million of indebtedness outstanding, $3,304.5 million of which represented secured fleet financing and $492.4 million of which represented non-vehicle indebtedness. At June 30, 2001, we had $383.3 million of availability under various fleet-financing facilities.

     At June 30, 2001, we had borrowed $2,652.0 million under asset-backed Medium-Term Notes (“MTN’s”) and $470.4 million under a CP facility (collectively “Fleet notes”). The Fleet notes are utilized to finance vehicles eligible for certain manufacturers’ vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at June 30, 2001, ranged from 4.05% to 7.85%.

Senior Notes

     In April 1999, we issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the “Senior Notes”). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict us from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing our capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, we exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms.

Fleet Financing Facilities

     On March 30, 2001, we entered into a $350.0 million seasonal funding facility (“Seasonal Facility”) that bears interest based on LIBOR (or 5.05%) and expires on October 31, 2001. On June 30, 2001 the outstanding principal amount on the Seasonal Facility was $60.0 million. The Seasonal Facility is used exclusively to purchase vehicles during the peak rental season.

     On April 16, 2001, we entered into a $100.0 million seasonal funding facility (“Seasonal Facility-2”) that bears interest at 6.50% at June 30, 2001 and matures in December 2001. On June 30, 2001 the outstanding principal amount on the Seasonal Facility-2 was $65.8 million. The Seasonal Facility-2 is used exclusively to purchase vehicles during the peak rental season.

     Other vehicle obligations consist primarily of international outstanding lines of credit to purchase rental vehicles. Borrowings under collateralized available lines of credit at June 30, 2001 consist of $56.3 million for rental vehicles with maturity dates through 2004. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.05% to 11.20% at June 30, 2001. We expect that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers’ vehicle repurchase programs or from the sales of the vehicles.

Commercial Paper

     The CP facility that was established in April 1997 was renewed in June 2001 for $485.0 million, had an outstanding principal balance of $470.4 million and $507.3 million at June 30, 2001 and 2000, respectively, bears interest ranging from 4.05% to 4.35% at June 30, 2001, and is secured by the applicable vehicles and vehicle program receivables. The liquidity facility expires in June 2002. Under limited circumstances, the CP may be repaid by draws under a related bank liquidity facility ($400.0 million), or a related letter of credit ($85.0 million). The CP is issued periodically with maturities of up to 58 days. It is our intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at June 30, 2001.

Medium Term Notes (MTN’S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $162.2 million at June 30, 2001 and $166.0 million at June 30, 2000, bear interest at 6.65% per annum. Monthly principal payments commenced in June 2001, with the last payment due in May 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at June 30, 2001 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at June 30, 2001 and 2000, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commence in October 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at June 30, 2001 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $844.8 million and $1,100.0 million at June 30, 2001 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.07% to 6.84% and have maturity dates from March 2001 to 2005 with $450.0 million maturing in 2001. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes consist of an aggregate principal balance of $670.0 million and $950.0 million at June 30, 2001 and 2000, respectively and bear interest rates ranging from LIBOR plus 0.24% (or 4.05%) to 7.85% and have maturity dates from May, 2001 to 2004. These notes were issued in three different series. TFFC 99-2 has a principal amount of $120.0 million at June 30, 2001, bearing a floating interest rate ranging from LIBOR plus 0.24% to LIBOR plus 1.15% and matures in July 2001 with principal payments commencing on June 2001. TFFC 99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% with a maturity date of June 2002. TFFC 99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% and has a maturity date of June 2004. Interest on the TFFC-99 notes is payable monthly.

     The TFFC-01 notes issued in April 2001 for $475.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $362.2 million bear interest at LIBOR plus 0.49% (or 4.30%) with principal payments commencing in August 2003 and the last payment due in November 2003. The subordinated notes, with an aggregate principal balance of $112.8 million bear interest at LIBOR plus 0.94% (or 4.75%) to LIBOR plus 1.94% (or 5.75%) with principal payments commencing in October 2003 and the last payment due in December 2003. Interest on the TFFC-01 notes is payable monthly.

Convertible Subordinated Notes

     In April 1997, we issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

Trust Preferred Securities

     In June 1998, a subsidiary of the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem guaranteed senior notes and to partially fund the redemption of Ryder TRS’s 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust-preferred securities. As required under the amended working capital facility, in January 2001, we issued a deferral notice with respect to the interest payment due on the subordinated indebtedness due March 15, 2001 and June 15, 2001 and will also defer payments for the next three quarters.

Working Capital Facility

     We maintain a $550.0 million secured credit facility. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.50% or prime plus 2.50% (7.34% at June 30, 2001) and expires in 2003. At June 30, 2001 we had $468.4 million in letters of credit outstanding under this facility.

     In early 2001, we reached agreement with our lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and restricting of the payments of dividends, the amendments required us to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limits future cash investments in international operations and, modifies or waives certain financial covenants. The amendment requires us to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and defer interest payments on the trust preferred securities for five quarters which commenced with the payment due on March 15, 2001.

     The Company was in compliance with all debt covenants as of June 30, 2001.

Other Debt

     Other debt consists primarily of secured non-vehicle debt and has an outstanding amount of $47.4 million as of June 30, 2001 and is comprised largely of debt related to the Equity Secured Transaction, franchise repurchases and mortgages.

Change in Financial Condition

     Total assets increased $204.2 million to $4,724.1 million at June 30, 2001 from $4,519.9 million at December 31, 2000. This increase was due primarily to an increase in revenue earning vehicles, net of $284.6 million and restricted cash of $40.4 million, offset by a decrease in trade and vehicle receivables, net, of $60.7 million, largely vehicle receivables from manufacturers.

     Total liabilities increased by $289.7 million to $4,608.3 million at June 30, 2001 from $4,318.5 million at December 31, 2000. This increase, largely in notes payable of $340.3 million, resulted largely from financing the increase in revenue earning vehicles.

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

     The second step of our financing plan was to secure a seasonal fleet line of approximately $350.0 million to finance short-term seasonal increases in fleet. This facility was in place at March 31, 2001.

     The third step involved refinancing of approximately $1.0 billion of MTN’s that mature during 2001. We completed the first tranche of refinancing for $475.0 million of MTN’s on April 18, 2001, anticipate issuing approximately $450.0 million of MTN’s in the third quarter of 2001. The amounts and timing of this step have been altered due to changes in fleet levels versus previous expectations and completion of other financing transactions (such as the Seasonal Facility-2).

     Finally, we intended to renew our commercial paper liquidity facility, or obtain financing under similar terms, during the second quarter of 2001. The CP facility was renewed in June 2001 for the amount of $485.0 million.

     Our ability to meet the Adjusted EBITDA requirement under the working capital facility is largely dependent on our ability to increase fleet for the busy summer travel season. Completion of the four-step financing plan should enable us to achieve our covenant requirements in future periods.

     The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN’s, CP or similar fleet financings. If this availability was limited through the failure of us to maintain adequate collateral, including the borrowing base, covenant compliance, or otherwise, or if we were unable to complete the four-step financing plan, the adverse impact on our financial condition and results of operations could be material. See Note 2 to the unaudited consolidated financial statements.

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

     During 2000, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.8 million will be expended in 2001 and 2002. Approximately $0.2 million was spent in 2001 through June 30. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

Forward Looking Statements

     This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include additional risk of losses from international operations and general economic conditions as well as the risks set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. Other than listed below, no significant changes have occurred in our capital structure or market risk profile during the period ended June 30, 2001. See the Company’s disclosures regarding market risk as of December 31, 2000 included under Item 7A of the Company’s Form 10-K.

     Our floating-rate debt was $1.3 billion or 34.1% of total outstanding debt at June 30, 2001. A fluctuation of the interest rate by 100 basis points would change our interest expense by $13.0 million. For a discussion of the fair value of indebtedness, see note 16 of our Consolidated Financial Statements, contained in the financial statements in our Annual Report on form 10-K for the fiscal year ended December 31, 2000.

     As disclosed in note 4 to the unaudited consolidated financial statements, we use hedging instruments to manage market risk related to interest rates and an equity investment. The effect of market changes on these instruments in the six months ended June 30, 2001 is not material.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

The 2001 Annual Meeting of Stockholders was held on May 17, 2001 in Redding, California for the following purpose:

1. The election of three directors to the Company’s Board of Directors to serve three year terms expiring in 2004.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management solicitation.

All of the management’s nominees for directors as listed in the proxy statement were elected with the following votes:

Director Nominee	Votes For	Votes Withheld

Sanford Miller	45,985,620	2,275,468

James F. Calvano	46,237,425	2,023,663

Martin B. Gregor	46,029,486	2,231,602

Additional directors continuing in office following the meeting include: Jeffrey D. Congdon, Stephen L. Weber, F. Perkins Hixon, Ronald D. Agronin and John P. Kennedy.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     Exhibit 4.2 - Series 1997-2 Supplement dated June 20, 2001 to the Amended and Restated Base Indenture dated as of December 1, 1996 among Team Fleet Financing Corporation, the Issuer, Budget Group, Inc., the Servicer and Team Interestholder and Bankers Trust as Trustee.

     (b)  Reports on Form 8-K

     None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUDGET GROUP, INC.

(Registrant)

	By:	/s/ WILLIAM S. JOHNSON

William S. Johnson Executive Vice President Chief Financial Officer

Dated: August 14, 2001

	By:	/s/ THOMAS L. KRAM

Thomas L. Kram Vice President, Controller (Principal Accounting Officer)

Dated: August 14, 2001