Form 10-Q
period 2001-09-30
BUDGET GROUP INC
filed 2001-11-14
CIK 922471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

     (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 0-23962

BUDGET GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3227576 (I.R.S. Employer Identification No.)

125 BASIN STREET, SUITE 210, DAYTONA BEACH, FL 32114
(Address of principal executive offices)

(904) 238-7035
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     37,255,016 shares of common stock were outstanding as of November 12, 2001, comprised of 35,318,466 shares of the registrant’s Class A common stock, par value $0.01, and 1,936,550 shares of the registrant’s Class B common stock, par value $0.01.

     The Exhibit Index, filed as a part of this report, appears on page 19.

PART I — FINANCIAL INFORMATION

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

Item 1. Financial Statements

	SEPT. 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)	(AUDITED)
ASSETS

Cash and cash equivalents	$33,798	$70,757

Restricted cash	61,515	4,074

Trade and vehicle receivables, net	335,439	366,509

Revenue earning vehicles, net	2,739,813	2,883,672

Property and equipment, net	142,044	169,031

Prepaid expenses and other assets	195,248	206,554

Intangibles, including goodwill, net	775,800	794,531

Net assets of discontinued operations	22,708	24,802

Total assets	$4,306,365	$4,519,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:

Notes payable	$3,400,568	$3,456,597

Accounts payable, accrued and other liabilities	743,605	861,968

Total liabilities	4,144,173	4,318,565

Company Obligated Mandatorily Redeemable Securities of Subsidiary	291,985	291,760

STOCKHOLDERS’ DEFICIT:

Common stock	374	374

Additional paid-in capital	598,323	598,323

Foreign currency translation adjustment	(9,331)	(5,493)

Accumulated deficit	(717,388)	(681,828)

Treasury stock	(1,771)	(1,771)

Total stockholders’ deficit	(129,793)	(90,395)

Total liabilities and stockholders’ deficit	$4,306,365	$4,519,930

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands except for per share data)

	For the Three-Month		For the Nine-Month
	Period Ended		Period Ended
	Sept. 30,		Sept. 30,

	2001	2000	2001	2000

Operating revenue:

Vehicle rental revenue	$590,174	$678,799	$1,660,359	$1,839,340

Royalty fees and other	19,992	23,445	56,859	63,984

Total operating revenue	610,166	702,244	1,717,218	1,903,324

Operating expenses:

Direct vehicle and operating	237,660	269,101	707,453	750,159

Depreciation — vehicle	144,937	160,284	422,651	448,691

Selling, general and administrative	94,754	154,083	358,067	450,112

Amortization and non-vehicle depreciation	17,876	21,536	54,622	62,577

Total operating expense	495,227	605,004	1,542,793	1,711,539

Operating income	114,939	97,240	174,425	191,785

Other expense:

Vehicle interest, net	49,308	61,007	159,208	168,239

Other interest, net	11,705	9,707	33,714	27,663

Total other expense, net	61,013	70,714	192,922	195,902

Income (loss) before income taxes	53,926	26,526	(18,497)	(4,117)

Provision (benefit) for income taxes	1,000	10,588	3,000	(9,421)
Distributions on trust preferred securities	4,688	4,687	14,063	14,062

Net income (loss) from continuing operations	$48,238	$11,251	$(35,560)	$(8,758)

Net income (loss) from continuing operations per share:

Basic	$1.29	$0.30	$(0.95)	$(0.24)

Diluted	$1.12	$0.30	$(0.95)	$(0.24)

Weighted average number of shares outstanding:

Basic	37,255	37,250	37,255	37,249

Diluted	48,025	37,308	37,255	37,249

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001
(Unaudited)
(Dollar amounts in thousands)

			FOREIGN
		ADDITIONAL	CURRENCY			TOTAL
	COMMON	PAID IN	TRANSLATION	ACCUMULATED	TREASURY	STOCKHOLDERS'
	STOCK	CAPITAL	ADJUSTMENT	DEFICIT	STOCK	DEFICIT

BALANCE AT DECEMBER 31, 2000	$374	$598,323	$(5,493)	$(681,828)	$(1,771)	$(90,395)

Comprehensive loss:

Net loss	—	—	—	(35,560)	—

Foreign currency translation	—	—	(3,838)	—	—

Total comprehensive loss						(39,398)

BALANCE AT SEPTEMBER 30, 2001	$374	$598,323	$(9,331)	$(717,388)	$(1,771)	$(129,793)

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	FOR THE NINE-MONTH PERIOD
	ENDED SEPTEMBER 30,

	2001	2000

Cash flows from continuing operating activities:

Net loss	$(35,560)	$(8,758)

Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:

Depreciation and amortization	477,273	511,268

Provision (benefit) for doubtful accounts	(2,965)	34,541

Changes in operating assets and liabilities, net of effects from acquisitions: Trade and vehicle receivables	34,035	(72,897)

Prepaid expenses and other assets	(1,615)	29,235

Accounts payable, accrued and other liabilities	(118,363)	(1,354)

Total adjustments	388,365	500,793

Net cash provided by continuing operating activities	352,805	492,035

Cash flows from continuing investing activities:

Change in restricted cash balance	(57,441)	(9,443)

Proceeds from sale of revenue earning vehicles	2,663,821	2,247,814

Purchases of revenue earning vehicles	(2,947,620)	(2,728,732)

Proceeds from the sale of property and equipment	20,765	29,354

Purchases of property and equipment	(15,726)	(26,764)

Payment for acquisitions, net of cash acquired	—	(5,714)

Net cash used in continuing investing activities	(336,201)	(493,485)

Cash flows from continuing financing activities:

Net decrease in vehicle obligations	(272,292)	(14,629)

Net increase in commercial paper	177,585	20,059

Proceeds from other notes payable	40,631	935

Make-whole payment	—	(30,451)

Principal payments on other notes payable	(1,953)	(1,881)

Warrant repurchase	—	(17,809)

Net cash used by continuing financing activities	(56,029)	(43,776)

Net cash provided by discontinued operations	2,094	38,704

Effect of exchange rate changes on cash	372	(996)

Net decrease in cash and cash equivalents	(36,959)	(7,518)

Cash and cash equivalents, beginning of period	70,757	56,886

Cash and cash equivalents, end of period	$33,798	$49,368

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

     In December 2000, the Company adopted plans to re-franchise the majority of its operations in Europe. The related operating assets have been written down to their estimated net realizable value. Long-lived assets, primarily capitalized software and goodwill, have been reviewed for impairment and written down accordingly. No additional impairment has been recorded in 2001.

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

2. Notes Payable

     The commercial paper (“CP”) liquidity facility that was established in April 1997 was renewed in June 2001 for $485.0 million and had an outstanding balance of $334.5 million at September 30, 2001. The CP had interest rates at September 30, 2001 ranging from 3.10% to 3.55% and is secured by the applicable vehicles and vehicle program receivables. The CP liquidity facility expires in June 2002.

     On March 30, 2001, the Company entered into a $350.0 million seasonal funding facility (“Seasonal Facility”) that bears interest based on LIBOR (or 2.83% at September 30, 2001) and expired on October 31, 2001. On September 30, 2001 the outstanding principal amount on the Seasonal Facility was $113.7 million. The Seasonal Facility is used exclusively to purchase vehicles during the peak rental season. The Seasonal Facility was fully repaid on October 31, 2001.

     On April 18, 2001, the Company issued $475.0 million in medium term notes (“TFFC-01”). The TFFC-01 notes consist of senior notes and subordinated notes with monthly principal payments commencing in October 2003 with the final payment due in December 2003. The notes bear interest rates ranging from LIBOR plus 0.49% (or 3.15% at September 30, 2001) to LIBOR plus 1.94% (or 4.60% at September 30, 2001).

     On April 16, 2001, the Company entered into a $100.0 million seasonal funding facility ("Seasonal Facility-2") that bears a variable rate of interest of prime less 0.50% (or 5.50% at September 30, 2001) and matures in December 2001. On September 30, 2001 the outstanding principal amount on the Seasonal Facility-2 was $88.9 million. The Seasonal Facility-2 is used to purchase revenue-earning vehicles and is secured by these vehicles.

     Restricted cash, consisting of funds borrowed under medium term notes and CP not invested in revenue earning vehicles, fluctuates with seasonal fleet levels, fleet activity and the timing of receipts from fleet dispositions.

     In May and June 2001, the Company entered into a series of financing transactions aggregating $36.6 million ($34.7 million of cash, net of fees and interest), secured by an equity investment held by the Company (the “Equity Secured Transaction”). The transaction contains an embedded derivative (the “Embedded Equity Transaction Derivative”), which the Company recorded as a derivative financial instrument in accordance with the requirements of the Statements of Financial Accounting Standards No. 133, (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” as amended by Statements of Accounting Standards Nos. 137 and 138. The change in fair value of the Embedded Equity Transaction Derivative are recognized through earnings, and its changes in fair value are recorded in Prepaid Expenses and Other Assets. The changes in fair value of this instrument are approximately offset by changes in fair value of the related equity investment and has been designated as a fair value hedge of that investment. The Equity Secured Transaction matures on November 30, 2002 with certain specified optional termination dates, subject to certain terms and conditions, and requires payment equal to the fair value of the underlying equity securities at the maturity or optional termination dates.

     In July of 2001, the Company experienced a shortfall in its borrowing base. The borrowing base supports outstanding letters of credit under the Company’s working capital facility and requires the Company to provide collateral in the form of liens on cash, accounts receivables, owned fleet, trademarks, certain real estate and furniture and equipment. The Company obtained a waiver to cure the shortfall. In conjunction with the waiver, the Company’s working capital facility was reduced to $500.0 million from $550.0 million.

     Based on travel patterns subsequent to September 11, 2001 and general economic conditions, the Company’s ability to meet certain minimum levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) required for the fourth quarter of 2001 under the working capital facility is largely dependent on the Company’s ability to reduce expenses, effectively manage operating assets, sell non-core assets and complete other liquidity initiatives. The Company was in compliance with all debt covenants as of September 30, 2001 however, the Company expects a shortfall in the borrowing base during the fourth quarter of 2001 and its ability to achieve the Adjusted EBITDA requirement is uncertain. If the Company were unable to meet its Adjusted EBITDA or borrowing base requirements in the future or obtain a waiver, it would need to reduce letters of credit outstanding. Such reductions, or an inability to renew or issue letters of credit, could result in a material adverse impact on the Company’s financial condition, results of operations and liquidity.

3. Earnings Per Share

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net earnings available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings per share is the same as basic net earnings per share due to the anti-dilutive effect (i.e. the effect of reducing basic earnings per share) of the Company’s convertible securities and the immaterial dilutive effect of options.

     The following table reconciles the net income (loss) from continuing operations and number of shares utilized in the earnings per share calculation.

	Three-Month		Nine-Month
	Period Ended		Period Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss) from continuing operations	$48,238	$11,251	$(35,560)	$(8,758)

Effect of interest, distributions, and loan fee amortization on convertible securities — net of income taxes	5,612	—	—	—

Net income (loss) available to common Stockholders after assumed conversion of dilutive securities	$53,850	$11,251	$(35,560)	$(8,758)

Weighted average number of common shares used in basic EPS	37,255	37,250	37,255	37,249

Effect of dilutive securities:

Stock options	53	58	—	—

Convertible securities	10,717	—	—	—

Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	48,025	37,308	37,255	37,249

4. Financial Instruments

     On January 1, 2001, the Company adopted SFAS 133. SFAS 133 requires the recognition of all derivative instruments, including certain derivatives imbedded in other contracts, on the balance sheet at fair value. The adoption of SFAS 133 did not have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

     The Company uses interest rate swap agreements and other instruments, which currently do not qualify as hedges as defined under SFAS 133. The purpose of these agreements is to manage the fluctuation of interest rates on the Company’s floating debt portfolio. The Company also maintains an agreement that includes provisions that limit the Company’s market risk on an equity investment, and those provisions now qualify as derivatives under SFAS 133 (the “Options”). The Company does not currently hedge its currency risks.

     The hedges entered into by the Company can be categorized as fair value, cash flow, or net investment hedges. For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged items are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income on the Consolidated Balance Sheet and are subsequently reclassified into earnings when the hedged item affects earnings. At September 30, 2001, the Company has outstanding non-hedge interest rate swaps with a notional amount of approximately $14.7 million and a fair value of approximately $0.2 million. The change in value of these interest rate swaps was not material (less than $0.1 million). As of September 30, 2001, the fair value of the Options was approximately $6.0 million. Since these Options were not designated as hedges under SFAS 133, any changes in their fair value are recorded in Selling, General and

Administrative expenses in the Consolidated Statements of Operations. For this period, no change in value was recorded. The Embedded Equity Transaction Derivative was designated as a fair value hedge of the related equity investment. The change in the fair value of the Embedded Equity Transaction Derivative was a gain of approximately $29.6 million and $28.3 million for the three and nine months ended September 30, 2001 and was offset by the change in value of the related equity investment. Both of these changes were recorded in Selling, General and Administrative expenses in the Consolidated Statements of Operations. The ineffectiveness of this fair value hedging relationship for the three months and nine months ended September 30, 2001 was not material.

     In October 2001, the Company entered into an amended marketing agreement with Homestore.com (“Homestore”) canceling the put options contained in the original agreement for approximately 4.8 million unregistered shares of Homestore common stock. A Registration Statement on Form S-3 has been filed with the Securities and Exchange Commission to register these shares for resale. The term of the original marketing agreement with Homestore and its requirements were extended one year to March 2011. The Homestore shares will be recorded in prepaid expenses and other assets and any fluctuation in price will be reflected in the results of operations of the Company. At November 12, 2001 the fair value of these shares was approximately $16.3 million. Deferred income amounts related to this transaction is approximately $58.9 million at September 30, 2001.

5. Business Segments

     The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans. Segments are determined by product line and business activity.

     Segment information is as follows:

	THREE-MONTH PERIOD		NINE-MONTH PERIOD
	ENDED SEPT. 30,		ENDED SEPT 30,

	2001	2000	2001	2000

Revenue:

Car Rental — North America	$392,359	$431,126	$1,141,931	$1,211,486

— International	48,910	89,507	147,402	230,427

Truck Rental	195,880	212,676	507,531	549,743

Eliminations	(26,983)	(31,065)	(79,646)	(88,332)

Total revenue	$610,166	$702,244	$1,717,218	$1,903,324

Operating income (loss):

Car Rental — North America	$72,865	$83,916	$151,765	$203,037

— International	(553)	(17,311)	(36,291)	(46,557)

Truck Rental	40,536	37,356	67,287	58,704

Corporate Overhead	2,091	(6,721)	(8,336)	(23,399)

Total operating income	$114,939	$97,240	$174,425	$191,785

     Included in operating income (loss) for the three months ended September 30, 2001 are allocated expenses of $1.0 million and $1.3 million to Car Rental — International from the Corporate Overhead and Car Rental — North America segments, respectively. Included in operating income (loss) for the nine months ended September 30, 2001 are allocated expenses of $2.0 million and $2.6 million to Car Rental — International from the Corporate Overhead and Car Rental — North America segments, respectively. These allocations represent costs related largely to advertising, sales and administrative support and services.

6. Business Combinations and Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be treated using the purchase method and modifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The periodic review of impairment would be charged to results of operations in periods that the recorded value of intangibles, including goodwill, exceeds the fair value.

     Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized and are no longer subject to a 40 year maximum life. The Company is required to adopt SFAS 142 beginning January 1, 2002 and is currently evaluating the effect of its adoption on its results of operations and financial position. However, a majority of the Company’s intangibles have indefinite lives and we expect annual amortization expense to decrease by approximately $20.0 million.

     In August, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated results of operations.

7.  Dispositions

     During the second quarter of 2001, as part of a continuing effort to refranchise a majority of Europe, the Company franchised 14 locations in England, 126 locations in France and closed 18 locations in Spain, (while seeking to refranchise the remainder). The Company will retain control of the Paris and Nice airport locations, the railway and downtown locations and locations in London airports and downtown. The refranchising effort represents the Company’s strategy to reduce its financial and operating risk in Europe. In addition, during the second quarter of 2001, the Company sold one airport location in North Carolina. The amounts realized through the sale of these locations approximates the book value of these assets.

     In the third quarter of 2001, the Company continued to implement its plans to franchise a majority of its European operations. In France, we franchised 34 additional locations and expect to complete our transition toward operating locations only in Paris and Nice in the fourth quarter of 2001. We also franchised five corporate locations in Spain and closed one corporate location and terminated 11 agency agreements in Germany.

     The party that had signed a letter of intent to purchase the master franchise for Germany in the second quarter of 2001 has decided to defer this acquisition for an indefinite period primarily due to the downturn in the travel industry following September 11, 2001. Consequently, the Company is continuing efforts to identify other buyers for the corporate-owned operations in Germany.

     On June 26, 2001, the Company sold its remaining new car dealership for $2.3 million, which approximated its net book value. This dealership represents the final disposition related to the Company’s retail car sales segment, which was recorded as a discontinued operation in late 1999.

8.  Provision (Benefit) for Income Taxes

     The overall year to date income tax provision (benefit) reflects an effective tax rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred tax assets (inclusive of net operating loss carryforwards) that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while any tax benefit is included in the provision. For the full year 2001, we expect to record a provision that approximates the state and local income taxes payable for the year.

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

     In late 2000, we decided to refranchise the majority of our operations in Europe. Charges related to the write-down of operating assets to their net realizable value of approximately $200.0 million were taken in the fourth quarter of 2000. Significant disposition activity has taken place in 2001. See Note 7 to the unaudited consolidated financial statements.

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

Results of Operations

     General Operating Results. Net income from continuing operations for the third quarter of 2001 increased $37.0 million to $48.2 million compared with $11.3 million in the third quarter of 2000. Diluted income per share from operations for the third quarter of 2001 was $1.12 per share compared to income of $0.30 per share in 2000. This increase reflects lower rental volume driven costs, including interest expense, and a decrease in tax expense of $9.6 million from the third quarter 2000, as no federal tax expense was recognized in the third quarter of 2001, and was partially offset by lower revenues due to domestic competitive pricing and lower rental volume in all segments. International volume declines reflects refranchising efforts ongoing throughout the year while trucks volume declines reflect efforts to close marginal dealers and reduce overall truck fleet. Contributing to improved income was lower bad debt expense of $18.7 million due to reductions in system related billing problems experienced in 2000 and reductions in non-operating personnel related costs of $12.8 million compared to the third quarter of 2000. Improvements in the truck and international car margins due to increased revenue per day were somewhat offset by a reduction in the operating margin in the North America car segment compared with the third quarter 2000, largely due to a more competitive pricing environment. Net loss from continuing operations for the nine months ended September 30, 2001 increased $26.8 million to $35.6 million from $8.8 million for the same period in 2000. This increase was due largely to lower margins caused by the competitive pricing environment primarily in the North America car segment and a decrease in tax benefit of $12.4 million since no federal tax benefit was recognized in 2001 partially offset by lower bad debt expense of $37.5 million and lower non-operating personnel related costs of $18.1 million. Due to economic conditions in North America and the events of September 11, 2001, business travel levels were down and trending lower, although leisure travel remains relatively strong.

     Operating Revenues. Vehicle rental revenue decreased $88.6 million, or 13.1%, in the third quarter of 2001 to $590.2 million from $678.8 million in the third quarter of 2000. This decrease was due largely to lower pricing in the North America car segment, and volume reductions of 4.6%, 10.8% and 59.8% in the domestic car rental, truck rental and international car rental segments, respectively, with an overall volume decrease of 14.5%. Lower revenue per day in domestic car operations of 5.0% represents approximately $19.0 million of the revenue decrease, while lower revenue from truck rental and international car rental of $16.8 million and $40.6 million, respectively, was primarily due to lower rental volume, offset slightly by higher pricing. For the nine months ended September 30, 2001 vehicle rental revenue decreased $179.0 million or 9.7% to $1,660.4 million from $1,839.3 million for the same period in 2000. This decrease reflects volume reductions in the domestic car rental, truck rental and international car rental segments of 1.8%, 8.6% and 43.0%, respectively, with an overall volume decrease of 8.9% and lower revenue per day in North America car rental of 4.4% which represents approximately $48.6 million of the revenue shortfall.

     Royalty fees and other revenues decreased $3.5 million, or 14.7%, in the third quarter of 2001 to $20.0 million from $23.4 million in the third quarter of 2000 and decreased $7.1 million or 11.1% to $56.9 million for the nine-month period ended September 30, 2001 from $64.0 million for the same period in 2000. These third quarter and year to date decreases versus 2000 were primarily due to lower franchise sales, royalty revenues and other revenues in Europe of $2.1 million and $5.2 million, respectively, and decreases in fees billed to franchisees and move management services for the three- and nine-month periods ended September 30, 2001, respectively.

     Operating Expenses. Total operating expenses decreased $109.8 million, or 18.1%, in the third quarter of 2001 to $495.2 million from $605.0 million in the third quarter of 2000. This decrease was reflective of the volume related decreases in the domestic car, truck and international car segments previously mentioned and decreases in bad debt expense, separation costs and other personnel costs versus the third quarter of 2000. For the nine-month period ended September 30, 2001, operating expenses decreased $168.7 million or 9.9% to $1,542.8 million from $1,711.5 million for the same period in 2000. This decrease was slightly more than the volume effect mentioned above, with the additional decrease reflecting lower bad debt expense, separation costs and other personnel costs.

     Direct vehicle and operating expenses decreased $31.4 million, or 11.7%, in the third quarter of 2001 to $237.7 million from $269.1 million in the third quarter of 2000. This expense decreased at a rate lower than volume largely due to a shift from owned to leased vehicles, primarily in Europe, of $7.1 million, vehicle insurance costs due to a shift to self insurance for trucks and increased retained risk levels of $5.0 million, and other operating costs, net, of $1.3 million, somewhat offset by lower truck maintenance and repairs of $3.5 million. For the nine-month period ended September 30, 2001, direct vehicle and operating expenses decreased $42.7 million or 5.7% to $707.5 million from $750.2 million for the same period in 2000. This decreased at a lower rate than rental volume due to increased vehicle insurance costs of $5.6 million due to the previously mentioned factors, transfer costs of $2.2 million, increased occupancy, personnel and administrative costs of $12.3 million in Europe, and increased leasing costs due to a shift in mix from owned to leased vehicles of $15.6 million, primarily in Europe.

     Vehicle depreciation expense decreased $15.3 million, or 9.6% in the third quarter of 2001, to $144.9 million from $160.3 million in the third quarter of 2000. Vehicle depreciation decreased $26.0 million or 5.8% to $422.7 million for the nine months ended September 30, 2001 from $448.7 million for the same period in 2000. This expense decreased at a rate lower than the average fleet level decrease of 15.5% for the quarter and 11.0% for the nine-month period, largely due to an increase in depreciation expense per vehicle resulting from a higher cost of vehicles, particularly trucks in 2001, partially offset by the previously mentioned shift in mix of owned to leased vehicles in Europe.

     Selling, general and administrative expenses decreased by $59.3 million, or 38.5%, in the third quarter of 2001 to $94.8 million from $154.1 million in the third quarter of 2000. These same expenses decreased 20.4% to $358.1 million for the nine months ended September 30, 2001 from $450.1 million for the same period in 2000. Excluding the impact of lower volume for the quarter, this decrease reflects lower bad debt expense of $16.7 million, lower personnel costs of $7.4 million, largely due to non-recurring separation costs in 2000, and reversals of reserves for lower than previously estimated 2001 separation costs of $4.8 million. Lower advertising costs of $1.7 million, lower selling costs of $2.0 million and reductions from previous estimates in Europe related to separation costs and other refranchising costs of $6.1 million also positively impacted these expenses. For the nine months ended September 30, 2001, in addition to lower costs associated with revenue, excluding the impact of volume, bad debt expense decreased $34.4 million, non-operating personnel costs were lower by $11.0 million and advertising expense decreased by $2.8 million compared with the same period in 2000. Included in bad debt expense for the three and nine months ended September 30, 2001 is approximately $4.2 million and $7.2 million, respectively, related to the recovery of accounts receivable previously written-off or fully reserved. The recovery reflects continued progress related to the system caused billing inaccuracies and delays in cash application that impaired our ability to collect amounts due. We expect that bad debt expense will remain well below the level experienced in 2000, however, the recovery of previously written-off or reserved receivables may not continue and is expected to decline from the level experienced in the second and third quarters of 2001.

     Amortization and non-vehicle depreciation expense decreased $3.7 million, or 17.0%, in the third quarter of 2001 to $17.9 million from $21.5 million in the third quarter of 2000. For the first nine months of 2001 these expenses decreased $8.0 million or 12.7% to $54.6 million from $62.6 million. These decreases largely result from the impact of the write-off at December 31, 2000 of goodwill, software and other non-vehicle capitalized expenditures, largely in Europe.

     Other Expense, Net. Other expense, net of interest income, decreased $9.7 million, or 13.7% in the third quarter of 2001 to $61.0 million from $70.7 million in the third quarter of 2000. This decrease was largely due to lower vehicle interest cost of $11.7 million, of which $7.7 million was related to lower interest rates and $4.0 million was related to lower fleet borrowings and related fees partially offset by interest absorbed by discontinued operations of $1.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, these expenses decreased $3.0 million or 1.5% to $192.9 million from $195.9 million for the same period in 2000. This decrease was largely due to lower vehicle interest cost of $9.0 million, of which $19.9 million was related to lower interest rates offset by $10.9 million related to higher fleet borrowings and related fees and by interest previously absorbed by discontinued operations of $6.6 million for the nine months ended September 30, 2000.

     Provision (Benefit) for Income Taxes. The overall year to date income tax provision (benefit) reflects an effective tax rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while any tax benefit is included in the provision. For the full year 2001, we expect to record a provision that approximates the state and local income taxes payable for the year.

     Distributions on trust preferred securities. The distributions on trust preferred securities of $4.7 million and $14.1 million for the three- and nine-month periods ended September 30, 2001, respectively, approximated the amounts in 2000. These distributions represent dividend payments due to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. The Company has issued a deferral notice with respect to the interest payments due on March 15, 2001, June 15, 2001 and September 15, 2001 and intends to issue deferral notices for the next two quarters.

Recent Trends and Developments

     Following the events of September 11, 2001 there has been a significant decline in air travel and related car rentals at airports worldwide, particularly in the U.S. We cannot accurately predict the extent or duration of the decline in air travel. Approximately one-half of the Company’s revenue is derived from airport locations and therefore a continued decline in air travel may have a material adverse effect on our financial position and results of operations. In addition, due to overall economic conditions, the pricing and business travel environment for the North America car rental segment continues to be substantially weaker than the prior year. Improvements in the truck rental and International car rental segment’s operating results are expected to somewhat offset the resulting weakness in North America car rental margins. Additional measures have been initiated to improve results and liquidity including reducing headcount, curtailing capital and marketing spending and continued efforts to sell non-core or under-utilized assets. Although these efforts are expected to positively impact results, there is no assurance as to what extent, or the timing of when, these efforts will improve operating income, net income or our liquidity.

Liquidity and Capital Resources

     Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers’ captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is for the acquisition of new vehicles for our rental fleet. The indebtedness at September 30, 2001 has interest rates ranging from 2.83% to 11.45% and the material terms of our financing facilities are described below. Approximately $1.0 billion of fleet-related indebtedness will mature during 2001, with $878.6 million having matured through September 30, 2001. This matured fleet indebtedness has been replaced with new issuances of asset-backed notes and other credit facilities. We intend to fund our remaining fleet financing requirements and debt maturities during 2001 through additional issuances of asset-backed notes and other credit facilities with financial institutions.

     Analysis of Cash Flows

     Net cash provided by continuing operating activities decreased $139.2 million or 28.3% to $352.8 million during the nine months ended September 30, 2001, from $492.0 million during the nine months ended September 30, 2000. This decrease is due to an increase in the net loss of $26.8 million, a decrease in non-cash expenses of $71.5 million and a decrease in net operating assets and liabilities of $40.9 million.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers’ vehicle repurchase programs). Cash received from the sale of vehicles was $2,663.8 million and $2,247.8 million during the first nine months of 2001 and 2000, respectively. Cash paid to suppliers of revenue earning vehicles was $2,947.6 million and $2,728.7 million during the first nine months of 2001 and 2000, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million during the first nine months of 2000. There were no acquisitions in 2001. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer software were $15.7 million and $26.8 million for the first nine months of 2001 and 2000, respectively.

     Net cash used by financing activities for the nine months ended September 30, 2001 increased by $12.3 million or 28.0% to $56.0 million at September 30, 2001 from $43.8 million at September 30, 2000. This decrease was due to lower fleet borrowings of $100.1 million related to lower fleet levels, offset by make-whole and warrant payments in the nine-month period ended September 30, 2000 of $48.3 million and an increase in non-fleet debt of $39.6 million primarily related to a $36.6 million financing transaction, secured by an equity investment held by the Company. The Company received $34.7 million in net proceeds, which was used for general corporate purposes. See Note 2 to the unaudited consolidated financial statements.

     Debt Facilities — General

     We borrow money directly and through our special purpose fleet financing subsidiary, TFFC. Subsidiaries also have various working capital facilities in place to finance operating activities. At September 30, 2001, we had $3,400.6 million of indebtedness outstanding, $2,908.3 million of which represented secured fleet financing and $492.3 million of which represented non-vehicle indebtedness. At September 30, 2001, we had $172.0 million of availability under various fleet-financing facilities.

     At September 30, 2001, we had borrowed $2,322.4 million under asset-backed Medium-Term Notes (“MTN’s”) and $334.5 million under a CP facility (collectively “Fleet notes”). The Fleet notes are utilized to finance vehicles eligible for certain manufacturers’ vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at September 30, 2001, ranged from 3.10% to 7.85%.

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

     Fleet Financing Facilities

     On March 30, 2001, we entered into a $350.0 million seasonal funding facility (“Seasonal Facility”) that bears interest based on LIBOR (or 2.83% on September 30, 2001) and expired on October 31, 2001. On September 30, 2001 the outstanding principal amount on the Seasonal Facility was $113.7 million. The Seasonal Facility is used exclusively to purchase vehicles during the peak rental season. The Seasonal Facility was fully repaid on October 31, 2001.

     On April 16, 2001, we entered into a $100.0 million seasonal funding facility (“Seasonal Facility-2”) that bears interest at prime less 0.50% (or 5.50% at September 30, 2001) and matures in December 2001. On September 30, 2001 the outstanding principal amount on the Seasonal Facility-2 was $88.9 million. The Seasonal Facility-2 is used exclusively to purchase vehicles during the peak rental season.

     Other vehicle obligations consist primarily of outstanding international lines of credit to purchase rental vehicles. Borrowings under collateralized available lines of credit at September 30, 2001 consist of $48.8 million for rental vehicles with maturity dates through 2004. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 2.83% to 11.20% at September 30, 2001. We expect that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers’ vehicle repurchase programs or from the sales of the vehicles.

     Commercial Paper

     The CP facility that was established in April 1997 was renewed in June 2001 for $485.0 million, had an outstanding principal balance of $334.5 million and $293.9 million at September 30, 2001 and 2000, respectively, bears interest ranging from 3.10% to 3.55% at September 30, 2001, and is secured by the applicable vehicles and vehicle program receivables. The liquidity facility expires in June 2002. Under limited circumstances, the CP may be repaid by draws under a related bank liquidity facility ($400.0 million), or a related letter of credit ($85.0 million). The CP is issued periodically with maturities of up to 58 days. It is our intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at September 30, 2001.

     Medium Term Notes (MTN’S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $110.7 million at September 30, 2001 and $166.0 million at September 30, 2000, bear interest at 6.65% per annum. Monthly principal payments commenced in June 2001, with the last payment due in May 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at September 30, 2001 and 2000, bear interest at 7.10% per annum and are payable in full in 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $472.5 million at September 30, 2001 and 2000, bear interest at 7.35% per annum. Monthly principal payments commence in November 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at September 30, 2001 and 2000, bear interest at 7.80% per annum and are payable in full in 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of an aggregate principal balance of $676.7 million and $1,100.0 million at September 30, 2001 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.13% to 6.84% and have maturity dates from March 2001 to March 2006 with $450.0 million maturing in 2001. These notes were issued in three different series. Principal payments on TFFC-98-2 commenced on March 2001, bears fixed interest rates of 6.53% and has a remaining principal amount of $26.7 million on September 30, 2001. TFFC-98-3 has a principal amount of $500.0 million bearing fixed interest rates from 6.13% to 6.63% on September 30, 2001. Principal payments for TFFC-98-3 commence in November 2002 with the final principal payment due in March 2004. TFFC-98-4 has a principal amount of $150.0 million bearing fixed interest rates from 6.28% to 6.84% on September 30, 2001. Principal payments for TFFC-98-4 commence in November 2004 with the final principal payment due in March 2006. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes consist of an aggregate principal balance of $550.0 million and $950.0 million at September 30, 2001 and 2000, respectively and bear interest rates ranging from 6.70 to 7.85% and have maturity dates from May 2001 to July 2004. These notes were issued in three different series. TFFC-99-2 has been paid in full. TFFC-99-3 has a principal amount of $350.0 million bearing fixed interest rates from 6.70% to 7.60% on September 30, 2001. Principal payments for TFFC-99-3 commence in May 2002 with the final payment due in July 2002. TFFC-99-4 has a principal amount of $200.0 million with fixed interest rates of 6.90% to 7.85% on September 30, 2001. Principal payments for TFFC-99-4 commence on May 2004 with the final payment due in July 2004. Interest on the TFFC-99 notes is payable monthly.

     The TFFC-01 notes issued in April 2001 for $475.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $362.2 million bear interest at LIBOR plus 0.49% (or 3.15% at September 30, 2001) with principal payments commencing in August 2003 and the last payment due in November 2003. The subordinated notes, with an aggregate principal balance of $112.8 million bear interest at LIBOR plus 0.94% (or 3.60% at September 30, 2001) to LIBOR plus 1.94% (or 4.60% at September 30, 2001) with principal payments commencing in October 2003 and the last payment due in December 2003. Interest on the TFFC-01 notes is payable monthly.

     Convertible Subordinated Notes

     In April 1997, we issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

     Trust Preferred Securities

     In June 1998, a subsidiary of the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem guaranteed senior notes and to partially fund the redemption of Ryder TRS’s 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust-preferred securities. As required under the amended working capital facility, we issued a deferral notice with respect to the interest payments due on the subordinated indebtedness due March 15, 2001, June 15, 2001 and September 15, 2001 and will also defer payments for the next two quarters.

     Working Capital Facility

     In conjunction with the waiver obtained in the third quarter of 2001 (see Note 2 to the unaudited consolidated financial statements) the working capital facility was reduced to $500.0 million from $550.0 million. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.50% or prime plus 2.50% (5.09% at September 30, 2001) and expires in 2003. At September 30, 2001 we had $470.1 million in letters of credit outstanding under this facility.

     In early 2001, we reached an agreement with our lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and restricting of the payments of dividends, the amendments required us to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limits future cash investments in international operations and, modifies or waives certain financial covenants. The amendment requires us to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and defer interest payments on the trust preferred securities for five quarters which commenced with the payment due on March 15, 2001.

     The Company was in compliance with all debt covenants as of September 30, 2001.

Other Debt

     Other debt consists primarily of secured non-vehicle debt and has an outstanding amount of $47.3 million as of September 30, 2001 and is comprised largely of debt related to the Equity Secured Transaction, franchise repurchases and mortgages.

Change in Financial Condition

     Total assets decreased $213.6 million to $4,306.4 million at September 30, 2001 from $4,519.9 million at December 31, 2000. This decrease was due primarily to a decrease in revenue earning vehicles, net of $143.9 million, a decrease in trade and vehicle receivables, net, of $31.1 million and a decrease in cash of $37.0 million. The decrease in assets is primarily due to the refranchising efforts of our international operations and the down sizing of our fleet in the third quarter. The fleet downsizing and timing of payments received for disposals also caused restricted cash to temporarily increase at September 30, 2001.

     Total liabilities decreased by $174.4 million to $4,144.2 million at September 30, 2001 from $4,318.6 million at December 31, 2000. This decrease resulted largely from a decrease in accounts payable, accrued and other liabilities of $118.4 million and a decrease in notes payable of $56.0 million due to the decrease in revenue earning vehicles.

Future Liquidity and Borrowing Needs

     In March 2001, we announced a four-step financing plan to improve liquidity and cash management as well as grow our fleet during our peak season. The first step of this plan was accomplished with the February 2001 amendment to our working capital facility. This amendment restored availability under the facility up to $550.0 million and was designed to permit us to refinance the approximately $1.4 billion of fleet financing indebtedness that matures or the facility expires in 2001.

     The second step of our financing plan was to secure a seasonal fleet line of approximately $350.0 million to finance short-term seasonal increases in fleet. This facility was in place at March 31, 2001.

     The third step involved refinancing of approximately $1.0 billion of MTN’s that mature during 2001. We completed the first tranche of refinancing for $475.0 million of MTN’s on April 18, 2001 and anticipate issuing approximately $200.0 million of MTN’s in the fourth quarter of 2001. The amounts and timing of this step have been altered due to changes in fleet levels versus previous expectations and completion of other financing transactions (such as the Seasonal Facility-2).

     Finally, we intended to renew our commercial paper liquidity facility, or obtain financing under similar terms, during the second quarter of 2001. The CP facility was renewed in June 2001 for the amount of $485.0 million.

     Our ability to meet the Adjusted EBITDA requirement under the working capital facility was largely dependent on our ability to increase fleet for the busy summer travel season. Substantive completion of the four-step financing plan, as altered by economic conditions, should allow us to achieve the fleet levels needed to comply with our covenant requirements in future periods.

     Based on travel patterns subsequent to September 11, 2001 and general economic conditions, our ability to meet the Adjusted EBITDA requirements for the fourth quarter is largely dependent on our ability to reduce expenses, effectively manage operating assets and complete other liquidity initiatives such as selling non-core assets. Additional measures have been initiated to improve results and liquidity including reducing headcount, curtailing capital and marketing spending and continued efforts to sell non-core or under-utilized assets. Although these efforts are expected to positively impact results, there is no assurance as to what extent, or the timing of when, these efforts will improve operating income, net income or our liquidity.

     The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN’s, CP or similar fleet financings. If this availability was limited through the failure of us to maintain adequate collateral, including the borrowing base, covenant compliance, or otherwise, or if we were unable to complete the four-step financing plan, the adverse impact on our financial condition and results of operations could be material. The Company expects a shortfall in the borrowing base during the fourth quarter of 2001 and its ability to achieve the Adjusted EBITDA requirement is uncertain. If the Company were unable to meet its Adjusted EBITDA or borrowing base requirements in the future or obtain a waiver, it would need to reduce letters of credit outstanding. Such reductions, or an inability to renew or issue letters of credit, could result in a material adverse impact on the Company's financial condition, results of operations and liquidity.

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

Seasonality

     Generally, in the vehicle rental industry, revenue increases in the spring and summer months due to the overall increase in business and leisure travel during this season. We increase the size of our fleet and workforce in the spring and summer to accommodate increased rental activity during these periods and decrease our fleet and work force in the fall and winter. However, many of our operating expenses (such as rent, insurance and administrative personnel) are relatively fixed and cannot be reduced during the fall and winter. As a result of these patterns, for vehicle rental, the first quarter of each year is typically the weakest and the third quarter is typically the strongest.

Environmental Matters

     We have assessed and continue to assess the impact of environmental remediation efforts on our operations. Our exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

     During 2000, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.8 million will be expended in 2001 and 2002. Approximately $0.2 million was spent through September 30, 2001. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

Forward Looking Statements

     This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include additional risk of losses from international operations, travel patterns subsequent to September 11, 2001 and general economic conditions as well as the risks set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. Other than listed below, no significant changes have occurred in our capital structure or market risk profile during the period ended September 30, 2001. See the Company’s disclosures regarding market risk as of December 31, 2000 included under Item 7A of the Company’s Form 10-K.

     Our floating-rate debt was $1.1 billion or 32.6% of total outstanding debt at September 30, 2001. A fluctuation of the interest rate by 100 basis points would change our interest expense by $11.0 million. For a discussion of the fair value of indebtedness, see note 16 of our Consolidated Financial Statements, contained in the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     As disclosed in note 4 to the unaudited consolidated financial statements, we use hedging instruments to manage market risk related to interest rates and an equity investment. The effect of market changes on these instruments in the nine months ended September 30, 2001 is not material.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Not applicable.

     (b)  Reports on Form 8-K

     None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUDGET GROUP, INC. (Registrant)

Dated: November 14, 2001	By:	/s/ WILLIAM S. JOHNSON William S. Johnson Executive Vice President Chief Financial Officer

Dated: November 14, 2001	By:	/s/ THOMAS L. KRAM Thomas L. Kram Vice President, Controller (Principal Accounting Officer)