Form 10-K
period 2001-12-31
BUDGET GROUP INC
filed 2002-04-10
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

              Registrant's telephone number, including area code:
                                 (386) 238-7035

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, par value $0.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 5, 2002 (based on the closing sale price of the Registrant's Class A common stock, par value $0.01, as reported on the National Association of Securities Dealers Over-the-Counter Bulletin Board on such date) was $0.17. 37,255,016 shares of common stock were outstanding as of April 5, 2002, comprised of 35,318,466 shares of the Registrant's Class A common stock, par value $0.01, and 1,936,550 shares of the Registrant's Class B common stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 are herein incorporated by reference in
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   15
Item 4.    Submission of Matters to a Vote of Security Holders.........   15
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   16
Item 6.    Selected Financial Data.....................................   16
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   18
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   37
Item 8.    Financial Statements and Supplementary Data.................   38
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   38
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   38
Item 11.   Executive Compensation......................................   38
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   38
Item 13.   Certain Relationships and Related Transactions..............   38
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   38

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

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

  CAR RENTAL

     The car rental industry is comprised of two principal markets: general use (including airport and local market facilities) and insurance replacement. General use companies serving airport and local markets accounted for approximately 73% of rental revenue in the United States in 2001, while the insurance replacement segment accounted for approximately 27% of rental revenue. General use locations rent vehicles primarily to business and leisure travelers, while insurance replacement facilities rent primarily to individuals who have lost the use of their vehicles because of accidents, theft or breakdowns. In addition to vehicle rental revenue, the industry derives significant revenue from the sale of related products such as liability insurance and loss damage waivers.

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

     There were significant changes in the ownership of domestic car rental companies in 1996 and 1997, as ownership of these companies has shifted in large part from the major automobile manufacturers to independent ownership. General Motors sold its 25% stake in Avis to HFS, Inc. in May 1996, and Avis completed its initial public offering in September 1997. Republic Industries acquired Alamo in November 1996 and National (which had previously been controlled by General Motors) in January 1997. In April 1997, Ford sold approximately 20% of its equity in Hertz in an initial public offering and sold its controlling interest in BRACC to us. In December 1997, Chrysler sold Dollar and Thrifty through an initial public offering. The industry saw further changes in 2000 and 2001, as Ford repurchased the 20% of Hertz previously sold to the public, AutoNation, Inc. spun off Alamo, National and Car Temp USA to ANC Rental Corporation and Cendant acquired all the publicly held equity interests in Avis.

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

     Since the late 1980s, vehicle rental companies have acquired their fleet primarily pursuant to repurchase programs with automobile manufacturers. Under such programs, a car rental company agrees to purchase a specified minimum number of new vehicles at a specified price, and the manufacturer agrees to repurchase those vehicles from the car rental company at a future date (typically, six to nine months after the purchase). The repurchase price paid by the manufacturer is based upon the capitalized cost of the vehicles less an agreed-upon depreciation factor and, in certain cases, an adjustment for damage and excess mileage. These programs limit a car rental company's residual risk with respect to its fleet and enable the company to determine a substantial portion of its depreciation expense in advance. We believe these "program" vehicles constitute a substantial majority of the vehicles in the fleet of U.S. car rental companies.

     The total number of rental vehicles in service in the U.S. has been estimated at 1.7 million in 2001. The total revenue for the U.S. car rental industry has been estimated by industry sources at $18.7 billion in 2001, a decrease of 3.6% over 2000 revenue of $19.4 billion. We believe the factors driving historical industry growth include increases in airline passenger traffic, the trend toward shorter, more frequent vacations resulting from the number of households with two wage earners, the demographic trend toward older, more affluent Americans who travel more frequently and increased business travel. Car rental companies have also been able to increase the revenue they earn on their vehicles through the implementation of yield management systems similar to those utilized by the major airlines.

     Customers of the general use vehicle rental companies include (a) business travelers renting under negotiated contractual agreements between their employers and the rental company, (b) business and leisure travelers who make their reservations and may receive discounts through travel, professional or other organizations, (c) smaller corporate accounts that are provided with a rate and benefit package that does not require a contractual commitment and (d) leisure or business travelers with no organizational or corporate affiliation programs. Business travelers tend to utilize mid-week rentals of shorter duration, while leisure travelers have greater utilization over weekends and tend to rent cars for longer periods.

     Rental companies in the insurance replacement market enter into contracts primarily with insurance companies, automobile dealers and repair shops to provide cars to their customers whose vehicles are damaged or stolen or are being repaired. Compared with the general use market, the insurance replacement market is characterized by longer rental periods, lower daily rates and the utilization of older and less expensive vehicles.

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

BACKGROUND

     Since 1996, we substantially increased the size of our business through two major acquisitions. In April 1997, we purchased BRACC from Ford Motor Company for approximately $381 million (and assumed or refinanced approximately $1.4 billion of indebtedness), and in June 1998 we acquired Ryder TRS or ("Ryder") for approximately $260 million (and assumed approximately $522 million of indebtedness).

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

     The Ryder TRS acquisition combined our Budget truck rental business, with its strength in the light commercial market, with Ryder TRS, a leader in the consumer one-way market. With three national operators in the consumer one-way truck rental market (following the Ryder TRS acquisition) accounting for the majority of that market's total revenue, we believe the truck rental market offers us an excellent opportunity to achieve attractive returns. In addition, combining our Ryder TRS and Budget Truck Rental operations allows us to reduce costs significantly in the areas of fleet management, maintenance, field operations and administrative overhead.

RECENT DEVELOPMENTS

     2001 was a difficult year for the car and truck rental industry. Due to overall economic conditions, the pricing and business travel environment for the North America car rental segment continues to be substantially weaker than the prior year. In addition, following the events of September 11, 2001, there has been a significant decline in air travel and related car rentals at airports worldwide, particularly in the U.S. Approximately one-half of our U.S. revenue is derived from airport locations and therefore a continued decline in air travel may continue to have an adverse effect on our financial position and results of operations. We cannot accurately predict the extent or duration of the decline in air travel.

     We have been unable to meet certain requirements under our working capital facility and we did not make a required interest payment on our Senior Notes due on April 1, 2002. You should carefully read the sections of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" for a more detailed discussion of our current financial position and steps being taken to address these issues.

2001 INITIATIVES

     During 2001, we undertook a number of initiatives to increase cash flow and liquidity while continuing to decrease operating expenses. These initiatives were designed to improve the financial performance of Budget Group. Key elements of this program included:

          IMPROVED LIQUIDITY. In recent years, investments to build necessary operations infrastructure and technology upgrades have impacted our liquidity. During 2001, we undertook the following initiatives designed to improve our liquidity and cash management:

          - we entered into several amendments to our working capital facility in 2001, which allowed us to increase fleet for the peak 2001 travel season.

          - we secured a seasonal fleet line for $350.0 million in March 2001.

          - we secured a seasonal fleet line for $100.0 million in November
            2001.

          - we issued asset-backed medium term notes ("MTN's") of $475.0 million in April 2001 and $240.0 million in November 2001.

          - we renewed our commercial paper liquidity facility in June 2001 in the amount of $485.0 million.

          - we sold approximately 1.6 million Homestore.com ("Homestore") shares.

          - we sold real estate and non-core assets.

          EUROPEAN REFRANCHISING. We made significant progress in our European refranchising efforts in 2001. The change in operating model to franchises instead of corporate owned locations is expected to reduce our financial exposure and improve cash flows from our European operations. The refranchising effort will continue in 2002.

          ACHIEVED CONSOLIDATION OF BUSINESS SYSTEMS. Our reorganization efforts during 2001 reflect the reshaping of Budget Group to a singular core car and truck rental business. We expect to further integrate the truck business by migrating all truck rental locations to a single counter and reservation system in the first half of 2002. In the future, we will continue to evaluate other systems and key business processes to determine additional areas of cost reduction and improve overall financial performance.

          TRUCK MARGIN INITIATIVES. In 2001, we made significant adjustments to reduce our truck fleet and the related carrying costs. Additionally, we have adopted improved truck fleet management procedures. As a result of these initiatives, we expect to improve truck operating margins through improved utilization and reduced maintenance costs.

2002 INITIATIVES

     Our focus during 2002 will be on four critical areas: financial position, operations, employees, and customers. Key components of this plan include:

          FINANCIAL POSITION -- CREATE AN AFFORDABLE AND FLEXIBLE CAPITAL STRUCTURE. In addition to credit facility amendments, we will take steps to continue to improve our liquidity and cash management and our asset allocation. Among other initiatives, we intend to enter into new, or modify existing, fleet financing arrangements, restructure our non-fleet indebtedness and more effectively match our cash flow to the seasonality of our business. We have engaged Lazard Freres & Co. LLC ("Lazard") to assist us in reviewing and evaluating a number of strategic alternatives, including recapitalization structures that will provide a more affordable and flexible capital structure.

          OPERATIONS -- DEVELOP PROFITABLE INFRASTRUCTURE. We intend to focus on increasing our productivity by developing and maintaining a more efficient business infrastructure which more fully utilizes all of our assets. We intend to achieve this objective by focusing on an efficient business mix that fully utilizes all assets; pursuing low-cost distribution channels; developing standards in all business functions; and delivering consistent service at all customer contact points. We also intend to enhance our standardized information processing to further provide internal efficiency gains.

          CUSTOMERS -- STRENGTHEN OUR BRAND NAME. We intend to position the Company as a leader in the value rental car and truck market. In 2001, we began transitioning our truck fleet to a new blue truck. Over time these trucks will replace the white Budget trucks and the yellow Ryder TRS trucks. Our strategy targets growth in the core car and truck rental business through use of low-cost sales channels and improved customer service. We believe that this combination of value and service will strengthen the Budget brand name. Additionally, we expect to target certain growth opportunities in the insurance replacement and commercial truck rental markets.

          EMPLOYEES -- CONTINUED FOCUS ON IMPROVED SERVICE. We intend to focus on providing enhanced training and better communication among employees and management. As part of this initiative, we will create a sales and service-oriented workforce, where employees are empowered to turn strategy into action. We believe that these steps will encourage more open and effective communications among Budget team members and will result in the development and retention of top performing employees at all levels.

CAR RENTAL

     Car Rental is comprised of the following operations:

                                                                  2001 WORLDWIDE
                                                                    CAR RENTAL
OPERATING COMPANY                           BUSINESS                 REVENUE
-----------------                           --------              --------------
                                                                  (IN MILLIONS)
Budget Rent a Car operator and   Worldwide general use car           $1,611.5
  franchisor                     rental

BUDGET RENT A CAR

     Through Budget Rent a Car, we operate the third largest car and truck rental system in the world. Budget is one of only three vehicle rental systems that offer rental vehicles throughout the world under a single brand name. There are approximately 3,200 Budget car rental locations. Approximately 25% are corporate-owned and operated and 75% are operated by franchisees. Approximately 900 locations primarily serve airport business and approximately 2,300 are local market (downtown and suburban) locations.

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

                                   LOCATIONS

                                  (PIE CHART)

     U.S. OPERATIONS

     At December 31, 2001, there were approximately 580 corporate-owned and 430 franchised Budget Rent a Car locations in the United States, which accounted for approximately $1.3 billion and $367.7 million of revenue, respectively.

     Of corporate-owned Budget U.S. car rental locations, 25% primarily serve airport business and 75% are local market (downtown and suburban) facilities. Approximately 75% of BRACC's U.S. car revenue was attributable to the airport segment and 25% to the local segment in 2001. Approximately 55% of our U.S. rentals are leisure-related and approximately 45% are business-related.

     A summary of certain of the principal operating statistics for our corporate-owned Budget Rent a Car operations is presented in the table below:

                                               2000           2001        2001 VS. 2000
                                            -----------    -----------    -------------
Revenue (in millions).....................  $   1,434.0    $   1,312.4        -8.5%
Rental days...............................   36,071,753     34,939,224        -3.1%
Revenue per day...........................  $     39.75    $     37.56        -5.5%
Utilization...............................         82.7%          83.5%         80bps
Monthly revenue per vehicle...............  $     1,003    $       954        -4.9%
Fleet (average)...........................      119,119        114,638        -3.8%
Length of rental (average days)...........         4.31           4.41         2.3%

     INTERNATIONAL OPERATIONS

     In the fourth quarter of 2000, we embarked on a plan to change our European operating model to scale back the number of corporate owned locations and focus on increasing franchised locations in key territories. During 2001, we continued this initiative, achieving substantial consolidation and efficiency gains as a result. At December 31, 2001, Budget's international car rental operations included approximately 220 corporate owned locations and 1,970 franchised locations. Of the corporate-owned international facilities, 28% primarily serve airport businesses and 72% serve local markets. During 2002, we will continue our effort to refranchise our owned locations in Europe.

     A summary of certain of the principal operating statistics for our corporate-owned international Budget Rent a Car operations is presented below:

                                                   2000         2001      2001 VS. 2000
                                                ----------   ----------   -------------
Revenue (in millions).........................  $    296.6   $    183.2       -38.2%
Rental days...................................   7,670,478    4,086,850       -46.7%
Revenue per day...............................  $    29.42   $    30.94         5.2%
Utilization...................................        71.5%        72.9%        140bps
Monthly revenue per vehicle...................  $      641   $      686         7.0%
Fleet (average)...............................      29,329       15,351       -47.7%
Length of rental (average days)...............        5.82         5.58        -4.1%

     FLEET

     General. We rent a wide variety of vehicles, including luxury and specialty vehicles. Our fleet consists primarily of vehicles from the current and immediately preceding model year. Rentals are generally made on a daily, weekly or monthly basis. Rental charges are computed on the basis of the length of the rental or, in some cases, on the length of the rental plus a mileage charge. Rates vary at different locations depending on the type of vehicle rented, the local market and competitive and cost factors. Most rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental. We also generally offer our customers the convenience of leaving a rented vehicle at a location in a city other than the one in which it was rented, although, consistent with industry practices, a drop-off charge or special intercity rate may be imposed. We facilitate one-way car rentals between corporate-owned and franchised locations in the United States that enable us to operate more fully as an integrated network of locations.

     Vehicle Purchasing. We participate in a variety of vehicle purchase programs with major domestic and foreign vehicle manufacturers. During 2001, approximately 64% of our vehicle purchases consisted of Ford vehicles, 15% Nissan and Toyota vehicles, 9% Hyundai vehicles, 6% Kia vehicles and the remaining 6% were from other manufacturers, including Chrysler/Dodge and Subaru. These percentages vary among our operations and will most likely change from year to year. The average price for automobiles purchased in 2001 for our BRACC car rental fleet was approximately $19,900.

     Our principal vehicle supply relationship has historically been with Ford. We have a 10-year Supply Agreement with Ford, which went into effect in April 1997. Under the Supply Agreement, we agreed (i) to purchase or lease at least 70% of the total number of vehicles leased or purchased by us in each model year from Ford or (ii) to purchase or lease at least 80,000 new Ford vehicles in each model year in the United States. In model year 2001, we purchased approximately 120,500 Ford vehicles. Ford and its affiliates are required to offer to us and our franchisees, for each model year, vehicles and fleet programs competitive with the vehicles and fleet programs of other automobile manufacturers.

     Vehicle Disposition. Our strategy is to maintain our car rental fleet at an average age of six to nine months. Approximately 81% of the vehicles purchased for the BRACC fleet in model year 2001 were program vehicles. The programs in which we participate currently require that the program vehicles be maintained in our fleet for a minimum number of months (typically six to nine months) and impose numerous return conditions, including those related to mileage and condition. At the time of return to the manufacturer, we receive the price guaranteed at the time of purchase and are thus protected from fluctuations in the prices of previously-owned vehicles in the wholesale market at the time of disposition. The future percentages of program vehicles in our fleet will be dependent on the availability and attractiveness of manufacturers' repurchase programs, over which we have no control. In addition to manufacturers' repurchase programs, we dispose of our rental fleet largely through automobile auctions and sales to wholesalers.

     Of the 186,500 rental cars we sold in 2001, we sold approximately 135,500 back to manufacturers pursuant to repurchase programs, 48,500 through third-party channels (such as public auctions) and 2,500 were sold directly to consumers.

     Utilization and Seasonality. Our car rental business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season. The general seasonal variation in demand, along with more localized changes in demand at each of our locations, causes us to vary our fleet size over the course of the year. For 2001, BRACC's average monthly fleet size in North America ranged from a low of 97,078 vehicles in December to a high of 131,412 vehicles in July. Fleet utilization for 2001, which is based on the average number of days vehicles are rented compared to the total number of days vehicles are available for rent, ranged from 74% in December to 88% in August and averaged 84% for 2001.

     Customer Service. Our commitment to delivering a consistently high level of customer service is a critical element of our success and strategy. Each week internal assessors review three major airports to measure service levels by location. We identify specific areas of achievement and opportunity from these assessments. We address areas of improvement on a system-wide level and develop standard methods and measures. The major focus areas of these assessments include: (i) vehicle condition and availability; (ii) customer interaction, including helpfulness and courtesy; and (iii) location image. In addition, Budget utilizes a toll-free "800" number that allows customers to report problems directly to our customer relations department. We prepare monthly reports of the types and number of complaints received for use in conjunction with the customer satisfaction reports by location management as feedback of customer service delivery.

     MARKETING

     Marketing Programs. In 2001, we continued our Perfect Drive and Fastbreak programs. Perfect Drive is an innovative customer loyalty program launched by BRACC in April 1998, that allows members to accumulate points for renting Budget vehicles, with the points being redeemable for discounts on future rentals as well as select products offered through vendors such as Calloway Golf, Serengeti, Bushnell, Tumi, Roots and Bolle. Fastbreak, launched in August 1998, is an express service program featuring paperless transactions that is now available at major airports nationwide.

     Truck Rebranding. In 2001, we added 500 new blue Budget trucks that will replace the white Budget and yellow Ryder TRS trucks as these older trucks are disposed of and new trucks are purchased for the fleet. We have agreed with Ryder Systems, Inc. that this transition to Budget branded trucks will be completed by December 31, 2004. We expect to meet this requirement in the ordinary course of our truck disposal and purchase activity. In the event we were unable to replace the yellow trucks by December 31, 2004 we would be required to rebrand the trucks at a cost of approximately $400 per truck. See
Item 3 "Legal Proceedings".

     Internet Initiatives. In 2000, we launched an improved booking engine for Budget.com and made changes to Yellowtruck.com that improved the speed and service capabilities of these web-sites. These changes, along with our marketing programs have lead to significant volume growth through this low cost channel increasing from approximately 9% of total reservations in January 2001 to over 16% in December 2001. We have agreements to promote our car rental service with major Internet portals, including America Online, priceline.com, Southwest Airlines and Yahoo, and in 2000 announced a strategic alliance with Homestore.com to offer Budget Truck Rental and Ryder TRS reservations to visitors of the Homestore.com web site.

     Travel Agent Incentives. We estimate that approximately 40% of domestic car rental revenue is attributable to reservations made through travel agents. To develop business in this market we have implemented Unlimited Budget, a loyalty incentive program for travel agents. In conjunction with Carlson Marketing Group and MasterCard, we developed the Unlimited Budget MasterCard, which is designed around a personal debit card. Travel agents earn reward points for every eligible U.S. business and leisure rental completed by their clients, which are deposited in a special debit card account in the travel agent's name and can be used like cash. We have enrolled over 71,000 travel agents since September 1997 in this program.

     Sears Car and Truck Rental. In 1970, we established a contractual relationship with Sears which allows Budget operating locations to provide car and truck rentals under the Sears name. Sears Car and Truck Rental customers may use their Sears charge card for payment of rental charges. The contract expires in May 2003 and will not be renewed. In 2001, we realized approximately $131.0 million in Sears Car and Truck rental revenue.

     FRANCHISING

     Of the approximately 3,200 Budget worldwide car and truck locations at December 31, 2001, approximately 75% were owned and operated by franchisees. Franchised locations range from large operations in major airport markets with fleet sizes in excess of 3,000 vehicles and franchise territories within an entire country to operations in small markets with fleets of fewer than 50 vehicles.

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

     In general, the franchise agreements grant the franchisees the exclusive right to operate a Budget Rent a Car and/or Budget Rent a Truck business in a particular geographic area for a stated period. Franchise agreements generally provide for an unlimited number of renewal terms for no additional fee. Upon renewal, the terms and conditions of franchise agreements (other than with respect to royalty fees) may be amended from those contained in the existing franchise agreements. The standard royalty fee payable under franchise agreements is 7.5% of gross rental revenues in the United States and 5% of gross rental revenues in international markets, but certain of the franchisees have franchise agreements with different royalty fee structures.

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

     As part of the effort to transition the Ryder brand to Budget we have entered into agreements with our licensees allowing current Ryder dealers within licensee territories (approximately 625) to rent trucks under the Budget brand ("the Integration Agreement"). We will pay varying commission rates to our licensees for Budget truck rentals at Ryder dealer locations within their territories as follows (as a percent of revenue); 1% in 2002 and 2003, 2% in 2004 and 4% in 2005 and thereafter. Only 7 of the licensees have not signed the Integration Agreement as of March 18, 2002.

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

     INFORMATION TECHNOLOGY

     Our information technology is designed to provide us with high quality, cost-effective systems and services on a timely basis. BRACC's reservation system, which consists of a highly integrated mainframe system with an intelligent workstation component for reservation agents, allows them to access pertinent information in a fast and user-friendly manner. The reservation system has direct interfaces to the airline reservation systems and captures key corporate and customer information.

     BRACC's rental counter system, BEST I, supports both corporate-owned and franchisee operations, and its fleet system supports the financing, accounting and ordering for all brands of vehicles including direct ordering lines to Ford, Toyota, Chrysler, GM and Isuzu. Our human resources, benefits and payroll interface is supported by a client-server system that automatically feeds to an outsourced payroll system. In March 1999, we entered into a seven-year technology agreement with Computer Sciences Corporation ("CSC") to outsource administration of BRACC's information systems. See the section in this Item entitled "Information Systems." We intend to continue to enhance and consolidate our information technology systems in order to further facilitate Budget's delivery of consistent customer service at all of its locations.

TRUCK RENTAL

     Our Truck Rental segment is comprised of the following operations:

                                                        TRUCK RENTAL
                                                           SEGMENT
                                                            2001
OPERATING COMPANY    BUSINESS                              REVENUE
-----------------    --------                           -------------
                                                        (IN MILLIONS)
Ryder TRS            Local and one-way consumer and        $482.3
                     light commercial truck rental
                     operator, primarily through
                     dealers
Budget Truck Rental  Local and one-way consumer and        $164.9
                     light commercial truck rental
                     operator and franchisor

     In 2001, our Truck Rental revenue was $647.2 million. We operate a combined truck rental fleet of approximately 35,100 Ryder and Budget trucks through a network of approximately 3,250 corporate-owned, dealer and franchised locations. In June 1998, we purchased Ryder TRS, the second largest provider of truck rentals and related moving supplies to consumers and light commercial businesses in the United States. With its fleet of approximately 23,600 yellow trucks, Ryder has strong brand recognition and enjoys a high level of satisfaction among consumers. Budget Truck Rental has traditionally been strong in the light commercial market. Together, Budget Truck Rental and Ryder TRS comprise approximately 22% of the U.S. truck rental market, second only to U-Haul's 49% share. The average age of our truck rental fleet was 28 months at December 31, 2001.

     Information on the estimated system-wide fleet size and U.S. locations at December 31, 2001 and business mix by revenue for the year for Ryder TRS and Budget Truck Rental is set forth below:

                                                                              BUSINESS MIX
                                                                          ---------------------
                                                  FLEET SIZE   LOCATION   CONSUMER   COMMERCIAL
                                                  ----------   --------   --------   ----------
Ryder TRS.......................................    23,600      2,630        65%         35%
Budget Truck Rental.............................    11,500        620        52%         48%
                                                    ------      -----
          Totals................................    35,100      3,250

  TRUCK RENTAL GROUP INTEGRATION

     In an effort to generate maximum returns from our truck rental brands, we undertook a multiple-year process to attain the full integration of the Budget and Ryder TRS truck systems, including management, procurement, maintenance, fleeting, pricing and reservations. In 1999 and 2000, we transitioned the marketing, human resources and certain other administrative functions to BRACC's offices in Lisle, Illinois. In 2001, we proceeded to integrate our information technology systems and we anticipate the integration will be completed in 2002. This integration should improve our fleet quality and delivery systems and reduce overall costs, resulting in improved operating margins. See "Trademarks" in this Item.

  RYDER TRS

     Ryder TRS is the second largest provider of truck rentals and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 23,600 trucks operating through dealers and corporate owned operations at December 31, 2001.

     The table below presents certain operating statistics of Ryder TRS:

                                                       2000         2001      2001 VS. 2000
                                                    ----------   ----------   -------------
Transactions......................................   1,948,196    1,824,069       -6.4%
Revenue per transaction...........................  $      264   $      263       -0.4%
Monthly revenue per vehicle.......................  $    1,406   $    1,506        7.1%
Utilization.......................................        47.8%        52.1%       430bps
Revenue per day...................................  $    96.37   $    94.97       -1.5%

     Ryder TRS's truck rental services are offered through a national network of approximately 2,575 dealers and 55 corporate-owned and operated outlets at December 31, 2001. Dealers have access through their point-of-sale systems to information concerning inventory levels at all dealers within their market. Dealerships consist primarily of auto sales and service retailers, rental centers, self storage centers, car rental locations and other vehicle-related businesses that are owned by independent parties. In addition to operating their principal lines of business, these dealers rent our trucks to consumers, and we pay the dealers a commission on all truck rentals and other sales and rentals. Dealership agreements generally can be terminated by either party upon 30 to 90 days prior written notice, depending on dealer tenure.

  BUDGET TRUCK RENTAL

     Through Budget Truck Rental, we provide trucks and related moving supplies and services to consumers and light commercial users in the United States, with a fleet of approximately 11,500 trucks at December 31, 2001. Rental facilities are typically operated in conjunction with Budget Car Rental locations. At December 31, 2001, we rented Budget trucks at approximately 400 corporate-owned locations and 220 franchised locations.

     The table below presents certain operating statistics of corporate-owned Budget truck rental operations:

                                                         2000       2001     2001 VS. 2000
                                                       --------   --------   -------------
Transactions.........................................   686,498    634,069         -7.6%
Revenue per transaction..............................  $    279   $    255         -8.6%
Monthly revenue per vehicle..........................  $  1,019   $  1,057          3.7%
Utilization..........................................      56.9%      56.5%         -40bps
Revenue per day......................................  $  58.68   $  61.52          4.8%

  VEHICLE ACQUISITION AND DISPOSITION

     Budget Truck Group purchases the chassis for its trucks primarily from Ford, General Motors, Isuzu and Navistar, and purchases the "boxes" (the storage compartment on the back of the truck) from several companies. Orders are generally placed in the fall for delivery in time for the busy summer season. Budget Truck Rental and Ryder TRS consolidated their vehicle purchasing functions in 1998. We have leveraged our purchasing expertise to buy vehicles on terms more favorable than either company would be capable of achieving independently. Budget Truck Group disposes of its used vehicles through several outlets, including trade-ins through manufacturers, the wholesale market and sales through Ryder TRS's dealers. Budget Truck Group disposes of its trucks throughout the year, with a larger proportion being sold or traded during the first and fourth quarters.

  FLEET UTILIZATION AND SEASONALITY

     Truck rentals display seasonality, with generally higher levels of demand occurring during the summer months and the third quarter typically being our strongest quarter. On average, approximately 51% of Ryder TRS's annual revenue is earned from May through September, with August being the strongest month. Budget Truck Rental experiences the same seasonality; however, its emphasis on the light commercial market serves to dampen its magnitude.

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

  STRATEGIC ALLIANCE WITH HOMESTORE

     In March 2000, we entered into a strategic ten-year alliance between the Budget Truck Division and Homestore. Homestore provides one of the leading network of sites on the Internet for home and real estate-related information. Homestore's family of web sites enables consumers to shop for existing homes, look for new home construction, find an apartment, research home improvement matters and find comprehensive moving and relocation information on the Internet. As a result of this alliance, visitors to the Homestore web-site now have access to online truck rental quotes, online reservations and online purchase of boxes and moving supplies from Ryder TRS and Budget Truck Rental. Homestore participates in online and off-line Budget media commitments, including national yellow page advertising, print, television and radio advertising, and in-store promotions. In addition, the Budget Truck Group rental fleet displays the Homestore.com logo. In return for marketing and exclusive branding services, Homestore issued 1,085,271 shares of its common stock with certain put option rights to Budget in March 2000 at which time the market value of the shares was $70.0 million. In October 2001, we entered into an amended marketing agreement with Homestore, canceling the put options contained in the original agreement in exchange for 4,804,560 unregistered shares of Homestore common stock which were subsequently registered. Also, the term of the original marketing agreement with Homestore and its requirements was extended one year to March 2011. As of March 18, 2002, we had sold 4,804,560 shares of Homestore common stock for aggregate proceeds to Budget of approximately $9.7 million. In addition, we hold the original 1,085,271 shares of Homestore stock which secure a derivative contract under which we are no longer subject to any changes in market value of these shares. See Note 7 to the Company's Consolidated Financial Statements herein. The deferred income amount related to the marketing agreement is approximately $57.4 million at December 31, 2001 and we have received all consideration due under the agreement with Homestore. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

DISCONTINUED OPERATIONS

     In December 1999, we adopted plans to sell or dispose of our car sales segment, Cruise America and VPSI. In 2000, Budget sold substantially all of its retail car sales locations as well as certain other non-core assets and subsidiaries. In April 2000, Budget completed the sales of the Warren Wooten Ford, Inc. dealership and the Paul West Ford, Inc. dealership for $15.0 million and $17.7 million, respectively. On June 26, 2001, we sold our remaining new car dealership for approximately $2.3 million, which approximated book value. The dealership represents the final disposition related to our car sales segment. Budget completed its sale of VPSI in September 2000 for approximately $26.2 million and assumption of approximately $51.1 million of fleet debt by VPSI. The sale of 80.1% of Cruise America was completed in October 2000 for an initial sales price of approximately $27.5 million in cash and notes receivable and assumption of approximately $22.7 million of debt by the purchaser of Cruise America. In January 2002, we sold our remaining 19.9% interest in Cruise America and settled the remaining contingency related to the notes receivable through receipt of a discounted payment for certain outstanding notes. See Note 4 and
Note 10 to the Company's Consolidated Financial Statements herein.

     In October 2001, we agreed to split the remaining $9.8 million note receivable due from the purchaser of VPSI into separate $4.8 million and $5.0 million notes. In addition, we accepted $3.5 million in cash as full payment on the $4.8 million note in October 2001 and agreed to accept a similarly discounted amount in the event the purchaser repaid the remaining note (maturing September 30, 2005) on or before December 31, 2003.

REGULATORY AND ENVIRONMENTAL MATTERS

     We are subject to foreign, federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, franchising, consumer credit, environmental protection, and labor matters.

     Environmental Matters. The principal environmental regulatory requirements applicable to our operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline, diesel fuel and waste oils; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Approximately 170 of our facilities contain petroleum products stored in underground or aboveground tanks. We conduct environmental compliance programs designed to maintain compliance with applicable technical and operational requirements, including periodic integrity testing of underground storage tanks and providing financial assurance for remediation of spills or releases. We believe that our operations currently are in compliance, in all material respects, with such regulatory requirements including Federal regulations governing underground storage tanks that were in effect in December 2001.

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

     Although we do not know the exact cost of any necessary remediation at our facilities, we do not expect it to exceed our reserve of $2.1 million over the next several years.

     Franchise Matters. As a franchisor, we are subject to federal, state and foreign laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain states, also apply substantive standards to the relationship between the franchisor and the franchisee, including those pertaining to default, termination and non-renewal of franchises.

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

INFORMATION SYSTEMS

     As our ownership of BRACC locations increased and the integration of our Truck Rental business continues, centralized control and uniform administration of our information systems has become increasingly important. Tight control of all of our information systems, from terminals at the rental counters to workstations at our office facilities, is necessary to keep redundancy low and quality consistently high. Accordingly, we have centralized management of all information systems within our Information Technology group. In March 1999, we entered into a seven-year technology agreement with CSC to outsource administration of all of BRACC's information systems, which we believe has resulted in efficiencies. As part of the agreement, BRACC's information technology operations, including data centers, networks, user support, applications and maintenance, are run and managed by CSC. In addition, similar administrative functions related to certain Ryder TRS and truck specific systems is outsourced to Perot Systems under an agreement expiring in January 2003.

RESERVATIONS SYSTEMS

     We operate a computerized reservation system through WizCom International, Inc. In 2000, we completed a consolidation effort to rationalize smaller reservation centers and realize benefits of scale. At December 31, 2001 we operated five virtual networked reservation centers throughout North America. Our main reservations facility is located in the Dallas metropolitan area and, along with additional centers located in other cities, collectively handled approximately 23.0 million incoming calls in 2001. In addition to traditional call-in reservations and inquiries, our system handles millions of inquiries and reservations through links to the major U.S. airline global distribution systems and other travel agent and travel industry sources. The system is also linked to the Internet, allowing customers to receive rate quotes as well as book reservations online. The system currently handles reservations for Budget Rent a Car, as well as for our Budget Truck Rental operations. In December 2000, we opened a new truck reservations center in Redding, California that receives truck reservations that overflow from Ryder dealerships throughout the United States. Prior to the opening of this center, these reservations were handled through an outsourcing arrangement.

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

     Budget Group, Inc. has the royalty-free right to use certain Ryder trademarks, subject to certain restrictions. The original agreement which allows us to use the trademark until October 2006 was amended in April 2001 to allow us to use the trademark until December 31, 2004. After October 2001, we began co-branding the Ryder brand name with Budget. In January 2005, we will no longer be permitted to use the Ryder name in any manner and will transition the business to the Budget brand name. We also have the royalty-free right to use the 1-800-GO-RYDER number, subject to certain restrictions, until December 2007 and the right to use the Ryder signature color scheme in perpetuity, subject to certain restrictions. Ryder's material trademarks have been registered with the U.S. Patent and Trademark Office. The unexpected loss of such trademarks prior to January 2005 could have a material adverse effect on our business. See Item 3 and Note 14 to the Company's Consolidated Financial Statements herein.

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

     In the past, we have had to lower our rental prices in response to industry-wide price cutting and have been unable to unilaterally raise our prices. Moreover, when the car rental industry has experienced vehicle over-supply, competitive pressure has intensified.

EMPLOYEES

     At December 31, 2001, we employed approximately 11,400 persons. At December 31, 2001, approximately 1,600 employees in various locations throughout the United States were subject to collective bargaining agreements. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Budget Group's facilities include a 2,500 square foot leased office in Daytona Beach, Florida. Other significant properties include 149,088 square feet of leased office space plus 11,400 square feet of space for a data center in Lisle, Illinois, a suburb of Chicago, from which BRACC operates, of which 27,500 square feet are sub-leased; five leased reservation centers located in Carrollton, Texas consisting of 69,300 square feet, in Wichita Falls, Texas consisting of 37,500 square feet, in Redding, California consisting of 38,400 square feet, in Lemoore, California consisting of 23,700 square feet, and in Toronto, Ontario consisting of 23,000 square feet; a 61,168 square foot leased administrative center in Orlando, Florida; a 21,600 square foot leased international headquarters facility in Hemel Hempstead, England, a suburb of London; a 66,306 square foot leased headquarters facility in Denver, Colorado from which Ryder TRS operates, of which 23,000 square feet are on the market to be sub-leased; and a leased Ryder TRS administrative facility located in Norcross, Georgia consisting of 10,800 square feet which is on the market to be sub-leased. We believe that these facilities are sufficient for our needs.

     We operated a total of approximately 580 Budget car and truck U.S. airport and local market rental facilities at December 31, 2001, most of which are leased. The leased properties are generally subject to fixed-term leases with renewal options. Certain of these leases also have purchase options at the end of their terms. The airport facilities are located on airport property owned by airport authorities or located near the airport in locations convenient for bus transport of customers to the airport. Most airport facilities include vehicle storage areas, a vehicle maintenance facility, a car wash, a refueling station and rental and return facilities. Local market rental facilities generally consist of a limited parking facility and a rental and return desk.

ITEM 3.  LEGAL PROCEEDINGS

     We terminated the franchise agreement of its franchisee in Germany ("Sixt") effective May 1997 based on violations of provisions in the underlying franchise agreement. Sixt challenged the franchise termination and on May 14, 1998 the Court of Munich held that the termination was invalid due to technical deficiencies. We appealed and on April 15, 1999 the Munich appellate court held that our termination was valid. Sixt appealed and on January 18, 2001 the German Supreme Court rejected Sixt's appeal thereby affirming the validity of the May 1997 termination. No further appeals can be taken against the ruling and we are now proceeding to claim damages before the Court of Munich, including damages related to Sixt's continued use of the Budget name and logo after the termination of the franchise agreement.

     We have a trademark license with Ryder Systems, Inc. ("RSI") to use the "Ryder TRS" trademark in the conduct of the Ryder TRS truck rental business until December 2004. In the process of transitioning the Ryder TRS consumer truck rental business to the Budget brand, we aired a television commercial, ran a print ad and engaged in other marketing activities which had not been approved by RSI. As a result, RSI filed an action in the U.S. District Court in New York seeking a Temporary Restraining Order ("TRO") and provided us with notification of the termination of the License Agreement. Just prior to the hearing on RSI's request for a TRO, which was scheduled for March 5, 2002, we agreed to discontinue the advertising and marketing activities objected to by RSI. RSI agreed to withdraw its request for a TRO and both parties agreed to meet in search of an amicable resolution of the dispute. The meeting is presently scheduled for early April 2002.

     In addition to the foregoing matters, from time to time we are subject to routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During 2000 and 2001, our Class A common stock was listed on the New York Stock Exchange (the "NYSE"). On December 10, 2001, we were notified by the NYSE that we were not in compliance with the NYSE's continued listing criteria because our market capitalization was less than $50.0 million over a consecutive 30 trading-day period, our stockholders' equity was less than $50.0 million and the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Starting December 10, 2001, we were engaged in discussions with the NYSE regarding these continued listing criteria and our ability to bring the company back into compliance through one or more of the strategic initiatives described above. On March 20, 2002 the NYSE announced that our Class A common stock would be de-listed prior to opening on March 28, 2002. Beginning March 28, 2002, our Class A common stock has been traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "BDGPA."

     The following table sets forth the high and low sales prices for the Class A common stock as reported by the New York Stock Exchange for the periods indicated:

                                                               HIGH      LOW
                                                              -------   ------
YEAR ENDED DECEMBER 31, 2001:
  First Quarter.............................................  $ 3.250   $1.330
  Second Quarter............................................    3.880    1.810
  Third Quarter.............................................    3.640    1.250
  Fourth Quarter............................................    1.600   0.5900
YEAR ENDED DECEMBER 31, 2000:
  First Quarter.............................................  $10.438   $4.063
  Second Quarter............................................    5.313    3.188
  Third Quarter.............................................    4.750    3.438
  Fourth Quarter............................................    3.938    1.188

     On April 5, 2002 (i) the last sale price of the Class A common stock as reported on the Over-the-Counter Bulletin Board was $0.17 per share and (ii) there were 390 holders of record of the Class A common stock and three holders of record of the Class B common stock. There is no established public trading market for the Class B common stock.

     We have never paid any cash dividends on our common stock, and the Board of Directors currently intends to retain all earnings for use in our business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors. In addition, our working capital facility and the terms of our senior notes contain restrictions on our ability to pay dividends on our capital stock. See Note 8 to the Company's Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no unregistered sales of equity securities in the fourth quarter of 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for each year in the five-year period ended December 31, 2001. The information presented as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 is derived from the audited consolidated financial statements of Budget Group, which reflect the discontinued operations of the car sales segment, VPSI, Inc. and Cruise America. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            YEAR ENDED AND AS OF DECEMBER 31,
                                               -----------------------------------------------------------
                                                1997         1998         1999         2000         2001
                                               -------     --------     --------     --------     --------
Vehicle rental revenue.......................  $ 979.2     $1,834.8     $2,237.3     $2,354.4     $2,083.7
Total operating revenue......................  1,029.9      1,916.7      2,325.7      2,436.4      2,160.7
Depreciation -- vehicle......................    265.8        467.5        557.9        594.3        589.5
Operating income (loss)......................    165.0        209.1        153.9       (284.9)       123.2
Income (loss) from continuing operations
  before income taxes........................     59.4         19.7        (55.0)      (547.8)      (115.6)
Net income (loss) before extraordinary
  item.......................................     29.8         (3.6)       (64.5)      (604.6)      (138.6)
Weighted average number of shares
  outstanding:
  Basic......................................     20.1         32.1         36.4         37.3         37.2
  Diluted....................................     27.9         32.1         36.4         37.3         37.2
Earnings (loss) per common and common
  equivalent share:
  Basic (before extraordinary item)..........  $  1.48     $  (0.12)    $  (1.77)    $ (16.23)    $  (3.72)
  Diluted (before extraordinary item)........     1.25        (0.12)       (1.77)      (16.23)       (3.72)
Segment Revenue(a)
Car Rental -- Domestic.......................    869.2      1,304.8      1,442.8      1,551.0      1,428.3
Truck Rental.................................    108.3        508.8        711.1        713.0        647.2
Car Rental-International.....................    111.1        175.7        260.0        296.6        183.2
Operating Data:
Car rental data(b):
  Average rental days per vehicle............      296          294          302          303          305
  Average fleet..............................   67,914      104,423      112,429      119,119      114,638
  Average monthly revenue per unit...........    1,038          970          966        1,003          954
Truck rental data:
  Average rental days per vehicle............      205(c)       183(d)       186(d)       186(d)       195(d)
  Average fleet..............................   11,148(c)    36,439(d)    45,391(d)    46,082(d)    39,263(d)
  Average monthly revenue per unit...........    1,212(c)     1,268(d)     1,286(d)     1,274(d)     1,360(d)
Other Data:
EBITDA(e)....................................  $ 452.9     $  726.6     $  781.2     $  437.8     $  794.6
Depreciation -- vehicle......................    265.8        467.5        557.9        594.3        589.5
Interest-vehicle, net(f).....................     83.0        163.5        182.1        226.1        202.0
Adjusted EBITDA(e)...........................    104.1         95.6         41.2       (382.6)         3.1
    Total interest expense and distributions
      on trust preferred securities..........    105.6        189.9        227.6        281.7        267.6
Non-vehicle capital expenditures.............      4.8         78.5        104.4         43.7         21.5
Ratio of Adjusted EBITDA to non-vehicle
  interest...................................      4.6x         3.6x         0.9x        (6.9x)        0.0x
Ratio of net non-vehicle debt to Adjusted
  EBITDA(g)..................................      1.9x         0.0x         9.8x        (1.0x)      143.5x

                                                         1997       1998       1999       2000       2001
                                                       --------   --------   --------   --------   --------
Balance Sheet Data:
  Restricted cash(h).................................  $  282.7   $  421.5   $    1.1   $    4.1   $  310.0
  Total cash.........................................     399.8      545.5       58.0       74.8      352.8
  Manufacturer receivables(i)........................     109.1      188.7      105.5      106.8      136.2
  Rental fleet, net..................................   2,006.4    2,747.7    3,179.6    2,876.1    2,709.7
  Total assets.......................................   3,550.9    4,983.3    5,082.5    4,519.9    4,469.5
  Vehicle debt.......................................   2,264.9    3,389.5    3,176.8    3,003.0    2,997.0
  Non-vehicle debt...................................     313.1      123.6      460.9      453.6      487.6
  Total debt.........................................   2,578.0    3,513.1    3,637.7    3,456.6    3,484.6
  Stockholders' equity (deficit).....................     460.1      652.3      567.5      (90.4)    (230.3)

---------------

(a) Includes revenue from domestic and international car or truck rentals, as appropriate, and related products (such as insurance and loss damage waivers).
(b)  Includes data for Budget Group's North American car rental operations.
(c)  Includes data for Budget Truck Rental.

(d)  Includes data for Budget Truck Rental and Ryder TRS.
(e) EBITDA from continuing operations consists of income (loss) before income taxes plus (i) vehicle interest expense, net, (ii) non-vehicle interest expense (including certain debt extinguishment costs), (iii) vehicle depreciation expense, (iv) amortization and non-vehicle depreciation expense and (v) gains from asset dispositions. Adjusted EBITDA from continuing operations consists of income (loss) before taxes plus (i) non-vehicle interest expense (including certain debt extinguishment costs),
     (ii) amortization and non-vehicle depreciation expense and (iii) gains from asset dispositions. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not presented as, and should not be considered alternative measures of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but are presented because they are widely accepted financial indicators of a company's ability to incur and service debt. EBITDA from continuing operations and Adjusted EBITDA from continuing operations reflect certain administrative expenses not allocated to operating segments.
(f)  Consists of vehicle interest, net of interest income on restricted cash.
(g)  Net non-vehicle debt consists of non-vehicle debt less unrestricted cash.
(h) Restricted cash consists of funds borrowed under medium term note and commercial paper programs not invested in rental fleet.
(i) Manufacturer receivables arise from the sale of vehicles to manufacturers pursuant to guaranteed repurchase programs. These manufacturer receivables, to the extent they related to vehicles pledged as collateral under our fleet financing facilities, are also pledged as collateral under those facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute "forward looking statements" under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include additional risk of losses from international operations, travel patterns subsequent to September 11, 2001 and general economic conditions as well as the risks set forth in this Form 10-K under the section entitled "Risk Factors" and in our filings from time to time made pursuant to the Securities Exchange Act of 1934, as amended. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

     We are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through owned, franchised and agency operations).

     All amounts relate to continuing operations unless noted otherwise.

     During 2001, as part of a continuing effort to refranchise Europe, we franchised 14 locations in England, 178 locations in France, closed 19 locations and franchised 5 locations in Spain and terminated 11 agency agreements in Germany. The refranchising effort represents our strategy to reduce our financial and operating risk in Europe. We are continuing to identify buyers for our remaining corporate-owned operations throughout Europe.

     In addition, during 2001, we sold two airport locations one in Wilmington, North Carolina and the other in Vail, Colorado. The amounts realized through the sale of these locations approximates the book value of these assets. Additionally, in 2001, we sold our remaining new car dealership for $2.3 million, which approximated its carrying value. This dealership represents the final disposition related to our retail car sales segment, which was recorded as a discontinued operation in late 1999.

     In 1999, we adopted plans to dispose of our non-core assets, primarily our car sales segment, Cruise America and VPSI, in order to focus on car and truck rental. During 2000 and 2001, we sold 80.1% of Cruise America, VPSI, all of our Budget Car Sales facilities and our ownership in a car sales joint venture. The net income (loss) and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations on the consolidated statements of operations and net assets (liabilities) of discontinued operations on the consolidated balance sheets. For further discussion of these dispositions, see Note 4 to the Company's Consolidated Financial Statements herein.

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

     - Total other expense, net -- interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing and gains and losses on asset dispositions.

CRITICAL ACCOUNTING POLICIES

  GENERAL

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgement or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, revenue earning vehicles, intangible and long-lived assets, self-insured liabilities, income taxes and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas, information and/or valuations available from outside sources and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgements about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

     We believe that of our significant accounting policies (see Note 1 to the Company's Consolidated Financial Statements herein), the following may involve a higher degree of judgement and complexity.

     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses from the inability or failure of our customers to make payments for rental activity, damage reimbursement or sales of vehicles. The allowances are based on current trends and historical collection experience and a percentage of our accounts receivables by aging category. In determining these percentages, we look to historical write-offs, current trends in the credit quality of our customer base and in billing dispute resolution as well as changes in credit policy.

     Revenue earning vehicles. We recognize depreciation on non-program vehicles in amounts expected to result in the recovery of estimated residual values upon disposal (i.e. no gains or losses). A majority of our trucks and 20% or less of our cars are non-program vehicles. In determining these depreciation rates, we look at historical disposal experience and holding periods, trends in the wholesale and retail market for vehicles and model specific factors where warranted. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, particularly as compared to cars, these estimates are subject to a greater degree of risk. Vehicles held for disposal are evaluated as a group and recorded at the lower of cost or market (less estimated selling costs).

     Intangible and long-lived assets. The carrying value of intangibles and long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying values may not be recoverable through projected undiscounted future cash flows. Fair value is calculated as the present value of estimated future cash flows excluding interest. Factors we consider important which could trigger an impairment review include the following:

     - Significant under-performance relative to expected, historical or projected future operating results;

     - Significant changes in the manner of using the assets or the strategy of our overall business;

     - Significant negative industry or economic trends; and

     - Current or expected non-compliance with significant or critical debt agreements.

     Self-insured liabilities. We are largely self-insured with respect to personal and property liability claims up to specified limits. Third party insurance is maintained in limited areas and for claims in excess of those specified limits. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

     Income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount which, we estimate, is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to deferred tax assets would decrease income in the period such determination was made.

  RECENT DEVELOPMENTS

     Effect of Adverse Economic Conditions; September 11. Due to general economic conditions existing in 2001, the pricing and business environment, particularly for the North America car rental segment, experienced weakness for much of 2001. In addition, following the events of September 11, 2001, there was a significant decline in air travel and related car rentals at airports worldwide, particularly in the U.S. Approximately one-half of our U.S. revenue is derived from airport locations and the resultant decline in air travel adversely affected our operating results in the fourth quarter of 2001 and will impact the first quarter and perhaps subsequent quarters of 2002.

     Shortfall in Borrowing Base; Failure to Meet Adjusted EBITDA
Requirements. Under our working capital facility, outstanding advances, including letters of credit, must be supported by a borrowing base consisting of certain percentages of the various types of collateral pledged to the working capital lenders. The availability of letters of credit under the working capital facility is essential for maintaining and issuing MTN's, Commercial Paper or similar fleet financings and increasing fleet for the busy summer travel season. Under the working capital facility, we also must meet certain minimum levels of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). The significant decline in air travel and related car rentals at airports following September 11, 2001 and the effect of weak economic conditions on the pricing and business travel environment for the North America car rental segment contributed to borrowing base shortfalls and to our inability to achieve Adjusted EBITDA requirements. The borrowing base shortfalls and failure to meet Adjusted EBITDA requirements continued throughout the first quarter of 2002. In July 2001, December 2001, February 2002, March and April 2002, we obtained waivers or amendments under our working capital facility to permit the then existing borrowing base shortfalls. In December of 2001, February, March and April of 2002, we obtained waivers of the Adjusted EBITDA requirement. However, in conjunction with the waivers, our working capital facility was reduced to $430.0 million from $500.0 million, and our ability to issue new letters of credit was limited. The most recent of such waivers, which covers both a borrowing base shortfall and our failure to meet the Adjusted EBITDA covenant, expires on April 30, 2002. It is our intention to seek an extension of the waiver.

     Nonpayment of Senior Notes. On April 1, 2002, we did not make a required $18.3 million interest payment to holders of our Senior Notes although we have made all interest and principal payments due on the MTN's. As of that date, the aggregate principal amount of the Senior Notes outstanding was $400.0 million. The applicable grace period for the non-payment will expire on May 1, 2002. If we do not make the required interest payment on or prior to May 1, 2002, a default will exist under the indenture for the Senior Notes and, upon the request of holders of 25% or more of the Senior Notes outstanding, the trustee for the Senior Notes may declare the Senior Notes immediately due and payable. Such a payment default under the Senior Notes has the potential to trigger defaults under the working capital facility and the agreements related to our MTN's and Commercial Paper facility. In the case of the working capital facility, the lenders holding at least 51% of the outstanding letters of credit may cause the acceleration of the outstanding debt under that facility. In the case of the agreements related to our MTN's and CP facility, the indenture trustees could proceed against the collateral, which consists of substantially all of our revenue earning vehicles.

     Engagement of Financial Advisor. In December 2001, we engaged Lazard as financial advisor to assist us in exploring recapitalization and other strategic alternatives. Since its retention, Lazard has assisted us in two primary areas; negotiating with our working capital facility lenders in obtaining the previously mentioned waivers and exploring recapitalization alternatives. Lazard, at our request, has contacted a number of potential financial investors to determine their interest in supporting a recapitalization through possible new investment in the company. Certain of the parties contacted have executed confidentiality agreements and commenced due diligence. We believe the Company will ultimately be able to achieve a desirable recapitalization or other strategic alternatives. However, no assurance can be given that we will be successful in attracting new investment in the company. Furthermore, it is expected that any such investment would be conditioned upon a successful restructuring of all or a significant portion of our outstanding non-fleet indebtedness.

     Debt Restructuring. In the first quarter of 2002, certain holders of our Senior Notes formed an ad-hoc bondholders committee (the "Ad-Hoc Bondholders Committee") to evaluate restructuring alternatives with respect to our outstanding Senior Notes. We have agreed with the Ad-Hoc Bondholders Committee to pay for the retention of certain professionals on their behalf. The Ad-Hoc Bondholders Committee has retained financial and legal advisors and these advisors have commenced due diligence with respect to the company. We have entered into preliminary discussions with the Ad-Hoc Bondholders Committee regarding certain restructuring alternatives, which could include exchanging all or a significant portion of our outstanding Senior Notes for equity, new notes or cash. We believe the Company will ultimately be able to achieve a desirable debt restructuring. However, no assurance can be given that any of these discussions will result in a restructuring of outstanding indebtedness.

     De-listing by NYSE of Common Stock. On December 10, 2001, we were notified by the New York Stock Exchange ("NYSE") that we were not in compliance with the NYSE's continued listing criteria because our market capitalization was less than $50.0 million over a consecutive 30 trading-day period, our stockholders' equity was less than $50.0 million and the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Since December 10, 2001, we were engaged in discussions with the NYSE regarding these continued listing criteria and our ability to bring us back into compliance through one or more of the strategic or debt restructuring alternatives described above. On March 20, 2002 the NYSE announced that our common stock would be de-listed prior to the NYSE opening on March 28, 2002. On March 28, 2002 our common stock commenced trading on the Over-the-Counter Bulletin Board.

     Current Financial Condition. Our shortfall in borrowing base and Adjusted EBITDA and our substantial indebtedness have various negative consequences for our business, including: (a) limiting our ability to obtain additional financing including fleet financing to reach peak fleet level requirements; (b) limiting our ability to refinance the $885.8 million in medium term notes maturing in 2002, the $485.0 million commercial paper facility expiring in 2002 and the $70.6 million in other fleet facilities expiring in 2002; (c) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service; (d) limiting our flexibility to react to changes in our industry and changes in market conditions; and (e) increasing our vulnerability to a downturn in our business. During 2001 and the first quarter of 2002, we were unable to generate sufficient liquidity to enable us to make our April 1, 2002 interest payments on our Senior Notes. Our ability to make these interest payments or otherwise avoid a default prior to the expiration of the 30-day grace period provided under the indenture for the Senior Notes is dependent on the successful completion of one or more of the strategic or debt restructuring alternatives previously described. We believe the Company will ultimately be able to achieve a desirable strategic or debt restructuring alternative. However, no assurance can be given that we will be successful in these efforts. If we are unsuccessful in completing strategic alternatives or restructuring our obligations, we will likely need to pursue a reorganization under the federal bankruptcy code. Even if we are successful in implementing a specific strategic alternative or debt restructuring transaction, it is possible that the completion of any such transaction could involve our reorganization under the federal bankruptcy code. Any such strategic alternative or debt restructuring transaction, whether effectuated outside of bankruptcy proceedings or under the federal bankruptcy code, will likely result in our existing common stock being substantially diluted and our indebtedness and trust preferred securities being worth substantially less than their face value.

     Presentation of Financial Information. Remaining parts of Management's Discussion and Analysis and the accompanying financial statements have been prepared under the assumption that the Company will continue to realize its assets and settle its liabilities through the normal course of business.

     Recent Trends. In March 2002, the industry pricing environment for North America car rental appears to be strengthening at levels about 3% to 4% greater than prior year. Although air travel continues to be negatively impacted by the events of September 11, 2001, the decline is less severe than past months and is down 12% to 14% versus the prior year.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage of operating revenues represented by certain items in our consolidated statements of operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Vehicle rental revenue......................................   96.2%    96.6%    96.4%
Royalties and other revenue.................................    3.8      3.4      3.6
                                                              -----    -----    -----
          Total operating revenue...........................  100.0    100.0    100.0
                                                              -----    -----    -----
Direct vehicle and operating expense........................   41.0     48.0     41.7
Depreciation expense -- vehicle.............................   24.0     24.4     27.3
Selling, general and administrative expenses................   25.4     34.0     21.9
Amortization and non-vehicle depreciation expenses..........    3.0      5.3      3.4
                                                              -----    -----    -----
Operating income (loss).....................................    6.6    (11.7)     5.7
Vehicle interest expense....................................    8.2      9.4      9.6
Non-vehicle interest expense................................    1.1      1.5      2.1
Interest income.............................................   (0.3)    (0.1)    (0.3)
Gains on asset dispositions.................................     --       --     (0.4)
                                                              -----    -----    -----
Loss from continuing operations before income taxes.........   (2.4)   (22.5)    (5.3)
Provision for income taxes..................................    1.0      0.1      0.2
Distribution on trust preferred securities..................    0.8      0.8      0.9
                                                              -----    -----    -----
Loss from continuing operations.............................   (2.2)%  (23.4)%   (6.4)%

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

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     General Operating Results. Loss from continuing operations for 2001 improved $431.7 million to $138.6 million compared to a loss of $570.3 million in 2000. Loss before income taxes in 2000 include $399.0 million in charges as previously mentioned. Loss per share from continuing operations for 2001 improved $11.59 to $3.72 per diluted share compared to a loss of $15.31 per diluted share in 2000. These decreases in losses were primarily due to one-time and non-recurring items recorded in 2000, improvements in international and truck operations, offset somewhat by lower margins in the North America car rental segment due to lower business and leisure travel. The decrease in margins in the car segment occurred primarily in the fourth quarter, due to the events of September 11, 2001 resulting in lower transactions and a more competitive pricing environment which lowered average revenue per day.

     As previously mentioned, in the fourth quarter of 2000 we recorded charges of $399.0 million of which approximately 84% were non-cash items. Based on more complete information received, or settlement, we ultimately determined certain reserves were no longer needed in 2001. Therefore, we reversed approximately $21.0 million related primarily to accounts receivable allowances, dealer commissions and executive separation costs. Additionally, during 2001, we had gains on sales of properties and equipment and sales of equity securities of $7.5 million and $1.7 million, respectively.

     Operating Revenues. Vehicle rental revenue decreased $270.7 million, or 11.5%, in 2001 to $2,083.7 million from $2,354.4 million in 2000. This decrease was due primarily to a reduction of volume of 3.1%, 10.7% and 46.7% in domestic car, truck and international rental segments respectively, with a total volume decrease of 10.8%, or approximately $229.8 million. In addition, revenue per day was down 5.5% in North America car operations, largely due to the events of September 11, 2001, which contributed to an already competitive pricing environment, with fourth quarter 2001 revenue per day 9.8% below the fourth quarter 2000 level. Revenue per day in the truck and international segments were up 1.8% and 5.2%, respectively, in 2001. The international volume decrease was largely due to the franchising of a majority of the European operations during 2001.

     Royalty fees and other revenues decreased $4.9 million, or 6.0%, in 2001 to $77.1 million from $82.0 million in 2000 largely due to a decrease of $3.1 million primarily in international operations licensee lease programs and $1.5 million in move management service revenue. These revenues largely represent royalty and other fees from our franchisees and net revenue from Ryder TRS's move management service.

     Operating Expenses. Total operating expenses decreased $683.7 million, or 25.1%, in 2001 to $2,037.5 million from $2,721.2 million in 2000. The previously mentioned 2000 charges represent $385.1 million of the decrease. The remainder of the decrease reflects the overall volume decrease of 10.8%, improvements in bad debt expense and reversal of executive separation costs due to a favorable settlement, partially offset by a $27.0 million charge in 2001 to trucks marshaled for sale.

     Direct vehicle and operating expenses decreased $268.0 million, or 22.9%, in 2001 to $900.8 million from $1,168.9 million in 2000. This reflects a decrease due to the previously mentioned charges of $129.7 million in 2000. Excluding charges, direct vehicle and operating expenses decreased at a slightly higher rate than volume. This improvement was largely related to decreases in outside repairs and preventative maintenance expense of $8.2 million, theft and conversion costs of $8.0 million, and a reduction in direct personnel and operating expenses of $17.2 million reflecting lower revenue based occupancy costs at airports (due to pricing) and increased pass through of airport fees to customers of $6.8 million in North America car and improvements in International due to the refranchising efforts of $9.3 million. These amounts were somewhat offset by increased vehicle insurance costs of $9.9 million due to increases in self-insured retention levels and increased costs to self-insure trucks, increased truck reconditioning costs of $12.5 million and an increase in vehicle leasing costs due to a shift from owned to leased vehicles, primarily in Europe, of $3.4 million.

     Vehicle depreciation expense for 2001 decreased $4.8 million, or 0.8%, to $589.5 million from $594.3 million in 2000. Included is a decrease of $11.4 million in 2001 due to the 2000 charges previously mentioned. Excluding 2000 charges, depreciation increased at a rate higher than volume primarily due to a softening in the used car and particularly truck resale markets resulting in lower wholesale margins and increased depreciation rates, and to a lesser extent, a higher average cost of vehicles. We recorded a $27.0 million charge in the fourth quarter of 2001 to adjust its trucks marshaled for sale to estimated market value due to the truck resale market conditions.

     Selling, general and administrative expenses decreased by $355.3 million, or 42.8%, in 2001 to $474.5 million from $829.7 million in 2000. Included is a decrease of $202.0 million for the 2000 charges previously mentioned. Without charges, these expenses reflect lower costs due to decreases in bad debt expense of $34.8 million largely related to billing system issues in 2000, decreases in selling expenses of $8.1 million reflecting shifts in sales channels, and decreases in discretionary advertising and promotion expenses of $5.7 million. General and administrative personnel costs have been reduced by $13.1 million versus 2000 largely due to lower incentive compensation costs and severance and executive separation costs of $8.5 million and $6.5 million, respectively, offset slightly by increases in employee benefits and other personnel costs. Other general and administrative costs have improved by $19.3 million largely due to lower professional and data processing fees of $12.4 million, and lower telecommunication expense of $2.5 million. We expect the recovery of bad debt expense will not continue at the 2001 levels and bad debt expense should return to normalized levels in calendar year 2002. We estimate normalized bad debt expense to be in the range of 0.4% of net revenues.

     Amortization and non-vehicle depreciation expense decreased $55.7 million, or 43.3%, in 2001 to $72.7 million from $128.4 million in 2000. This decrease was largely due to the write-off of intangibles related to the refranchising of European operations of $42.0 million, which is included in the previously mentioned 2000 charge. The remaining decrease reflects the impact of lower software and other capital expenditures during 2000 and 2001 and the reduced expense due to the write-off of assets included in the 2000 charge previously mentioned.

     Other Expense, Net. Other expense, net of interest income, decreased $24.2 million, or 9.2% in 2001 to $238.8 million from $263.0 million in 2000. This decrease was largely due to lower vehicle interest costs of $24.1 million, of which $15.0 million was related to lower interest rates and $9.1 million was related to lower fleet borrowings and related fees and gains on asset dispositions of $9.2 million in 2001. Non-vehicle interest costs increased $9.1 million largely due to $6.6 million in interest previously absorbed by discontinued operations and $2.5 million due to fees primarily related to the working capital facility.

     Provision (Benefit) for Income Taxes. The 2001 tax provision reflects an effective rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred taxes that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax effect is included in the provision. See Note 12 to the Company's Consolidated Financial Statements.

     Distributions on Trust Preferred Securities. The distributions on trust preferred securities of $19.6 million in 2001 which remain unpaid, increased by $0.8 million from $18.8 million in 2000. We issued a deferral notice with respect to the interest payments due in 2001 (and intend to issue a deferral for the next quarter) and has accrued additional interest expense on the deferrals. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

     Discontinued Operations. On December 10, 1999 we adopted plans to sell or dispose of our car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise America and VPSI. We sold VPSI and 80.1% of Cruise America effective September 30, 2000 and October 1, 2000, respectively, and have franchised all of our remaining retail car sales locations and sold our ownership in our car sales joint venture. We completed the sale of our final new car dealership in Indiana in June 2001. We sold our remaining 19.9% interest in Cruise America in January 2002. The assets of the operations sold consisted primarily of vehicles, accounts receivable and property and equipment. See Note 4 to the Company's Consolidated Financial Statements. We do not expect any other significant negative impact on our financial condition or results of operations related to the discontinued operations, however, the ultimate impact is somewhat dependent upon the future payments of warranty and lease obligations.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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

     Operating Expenses. Total operating expenses increased $549.4 million, or 25.3%, in 2000 to $2,721.2 million from $2,171.8 million in 1999. The previously mentioned charges increased operating expenses by $280.3 million to $385.1 million in 2000 from $104.8 million in 1999. The remainder of the increase was generally reflective of the volume increases previously mentioned.

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

     Selling, general and administrative expenses increased by $238.4 million, or 40.3%, in 2000 to $829.7 million from $591.3 million in 1999. Included is an increase of $124.5 million to $202.0 million in 2000 from $77.5 million in 1999 for the charges previously mentioned. Without charges, these expenses reflect increases in bad debt expense of $27.3 million (excluding an increase of $48.3 million due to the charges) largely related to system issues, incentive compensation costs of $12.8 million, telecommunication expense of $12.9 million, primarily in Europe, due to installation of a new network and employee benefits and separation costs of $12.1 million. These increases were somewhat offset by a gain on sale of property of $6.1 million and lower truck administrative personnel expense of approximately $5.5 million. We have continued to increase our allowance for doubtful accounts to reflect the aging of customer receivables. System caused billing inaccuracies and delays in applying cash received to invoices billed continued to impair our ability to collect amounts due and we undertook manual and technology based actions to correct this situation.

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

     Provision (Benefit) for Income Taxes. The year to date tax benefit reflects an effective rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred taxes that may not be realized due to the potential expiration of net operating losses and tax credit carryovers, the effects of non-deductible intangible amortization and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions on trust preferred securities shown below the provision at its gross amount while the tax effect is included in the provision. See Note 12 to the Company's Consolidated Financial Statements.

     Distributions on Trust Preferred Securities. The distributions on trust preferred securities of $18.8 million 2000, approximated the amount in 1999. These distributions represent dividend payments to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

     Discontinued Operations. On December 10, 1999 we adopted plans to sell or dispose of our car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise America and VPSI. We disposed of VPSI and 80.1% of Cruise America effective September 30, 2000 and October 1, 2000, respectively, and have franchised all of our remaining retail car sales locations and sold our ownership in our car sales joint venture. We continued to operate one new car dealership in Indiana which was sold in June 2001. The assets of the operations sold consist primarily of vehicles, accounts receivable and property and equipment. See Note 4 to the Company's Consolidated Financial Statements.

     During 2000 we recorded additional charges of $34.4 million, largely for losses greater than expected on disposition of the new and used car dealerships, additional phase out costs on the car sales segment and the expected settlement of a contingent financing arrangement contained in the original sale agreement for Cruise America. The contingency was settled in January 2002 at an amount approximating that recorded in 2000. See Note 4 to the Company's Consolidated Financial Statements.

  LIQUIDITY AND CAPITAL RESOURCES

     Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers' captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is the acquisition of new vehicles for the rental fleet. The indebtedness outstanding at December 31, 2001, has interest rates ranging from 1.95% to 10.0% and the material terms of the financing facilities are described below. We intend to fund our fleet financing requirements and debt maturities through issuances of asset-backed notes and other credit facilities with financial institutions. There is no assurance that such funding will be available. See "Recent Developments" for important details related to our liquidity and capital resources.

  ANALYSIS OF CASH FLOWS

     Net cash provided by continuing operating activities increased $134.1 million or 27.6% to $620.3 million during 2001, primarily resulting from the reduction in net loss generated from operations of $431.7 million to $138.6 million in 2001 from $570.3 million during 2000. Net cash provided by continuing operating activities during 2000 decreased 18.8% to $486.2 million from $598.6 million during 1999 primarily resulting from the net loss generated from operations. During 2001, we experienced an increase in cash provided due to an increase of $53.8 million in accounts payable, accrued and other liabilities, reflecting timing on payments to vendors and fleet manufacturers. This increase was offset by decreases of $60.4 million in the non-cash expense component of our losses related to depreciation and amortization, prepaid expenses and other assets of $12.6 million and a decrease in trade and vehicle receivables, net of $30.3 million. The decrease of $12.6 million in prepaid expenses and other assets is primarily due to prepaid license and registration fees.

     Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers' vehicle repurchase programs). Cash received from the sale of vehicles was $3,448.3 million, $3,450.1 million and $2,670.1 million during 2001, 2000 and 1999, respectively. Cash paid to suppliers of revenue earning vehicles was $3,879.2 million, $3,766.2 million and $3,713.5 million during 2001, 2000 and 1999, respectively. Payment for acquisitions, net of cash acquired, amounted to $5.7 million and $1.0 million during 2000 and 1999, respectively. There were no acquisitions in 2001. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer hardware and software were $21.5 million, $43.7 million and $104.4 million for 2001, 2000 and 1999, respectively. We anticipate that capital expenditures for 2002 will be approximately $18.0 million.

     Net cash provided by financing activities for 2001 increased $257.3 million to $28.0 million from cash used during 2000 of $229.4 million largely due to an increase in the utilization of commercial paper to fund vehicle purchases of $444.5 million to $327.6 million partially offset by a net decrease in medium term notes to fund vehicle purchases of and to $310.6 million. Net proceeds from other notes payable increased by $41.2 million to $33.9 million. See Note 7 to the Company's Consolidated Financial Statements. In addition, payments of make-whole and warrant repurchase commitments of $30.5 million and $17.8 million, respectively, were made in 2000. Net cash used by financing activities during 2000 decreased $330.1 million to $229.4 million from cash provided of $100.7 million in 1999, due largely to a smaller increase in the utilization of commercial paper to fund vehicle purchases, the payment of make-whole and warrant repurchase commitments mentioned above and no new issuance of financing.

  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following table aggregates our contractual obligations and commitments with definitive payment terms which require significant cash outlays in the future. Details related to these items are discussed in various sections of Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATION                             TOTAL     %1 YEAR    2-3 YEARS   4-5 YEARS   *5 YEARS
----------------------                            --------   --------   ---------   ---------   ---------
Notes Payable...................................  $3,484.6   $1,505.2   $1,379.4     $551.3      $ 48.7
Mandatory Redeemable Preferred Securities.......  $  300.0         --         --         --      $300.0
Noncancellable leases and concession
  agreements....................................  $  142.6   $   40.6   $   39.8     $ 34.3      $ 27.9
                                                  --------   --------   --------     ------      ------
          Total.................................  $3,927.2   $1,545.8   $1,419.2     $585.6      $376.6
                                                  ========   ========   ========     ======      ======

  OTHER COMMITMENTS

     We execute letters of credit, performance bonds and other guarantees in the normal course of business that ensure our performance or payment to third parties. The aggregate notional value of these instruments was $ 463.7 million at December 31, 2001 of which 78.9% served as credit enhancement for fleet financing agreements. In the past, no significant claims have been made against these types of financial instruments. In addition, we have committed to purchase a minimum number of Ford vehicles annually. See Note 14 to the Company's Consolidated Financial Statements herein.

  DEBT FACILITIES -- GENERAL

     We borrow money directly and through our special purpose fleet financing subsidiary, Team Fleet Financing Corporation ("TFFC") and Budget Funding Corporation. Subsidiaries also have various working capital facilities in place to finance operating activities. At December 31, 2001, we had $3,484.6 million of indebtedness outstanding, $2,997.0 million of which represented secured fleet financing and $487.6 million of which represented non-vehicle indebtedness. At December 31, 2001, we had $427.9 million of availability under various fleet-financing facilities.

  RECENT DEBT PLACEMENTS

     On March 30, 2001, we entered into a $350.0 million seasonal funding facility ("Seasonal Facility") that expired on October 31, 2001. The Seasonal Facility was used exclusively to purchase vehicles during the peak rental season. The Seasonal Facility was fully repaid on October 31, 2001.

     On April 16, 2001, we entered into a $100.0 million seasonal funding facility ("Seasonal Facility-2") that bears a variable rate of interest of prime less 0.50% (or 4.25% at December 31, 2001). The Seasonal Facility-2 was renewed for a principal amount of $80.0 million and matures in November 2002. On December 31, 2001 the outstanding principal amount on the Seasonal Facility-2 was $70.6 million. The Seasonal Facility-2 is used to purchase revenue-earning vehicles and is secured by those vehicles.

     On April 18, 2001, we issued $475.0 million in medium term notes ("TFFC-2001-2"). The TFFC-2001-2 notes consist of senior notes and subordinated notes with monthly principal payments commencing in October 2003 with the final payment due in December 2003. The notes bear interest rates ranging from LIBOR plus 0.49% (or 2.42% at December 31, 2001) to LIBOR plus 1.94% (or 3.87% at December 31, 2001).

     On November 13, 2001, we entered into a $100.0 million seasonal funding facility ("Seasonal Facility-3") that expired on November 30, 2001. The Seasonal Facility-3 was used exclusively as bridge financing to purchase vehicles and was fully repaid on November 30, 2001.

     On November 21, 2001, we issued $240.0 million in medium term notes ("TFFC-2001-3"). The TFFC-2001-3 notes consist of senior notes and subordinated notes with monthly principal payments commencing in January 2004 with the final payment due in March 2004. The notes bear interest rates ranging from LIBOR plus 0.90% (or 2.83% at December 31, 2001) to LIBOR plus 2.93% (or 4.86% at December 31, 2001).

  FLEET FINANCING FACILITIES

     At December 31, 2001, we had borrowed $2,415.4 million under asset-backed MTN's and $484.5 million under a commercial paper ("CP") facility (collectively "Fleet notes"). The MTN's are comprised of notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in conjunction with the acquisition of Ryder TRS ("TFFC-98 notes"), TFFC-99 notes issued in June 1999, TFFC-2001-2 notes issued in April 2001 and TFFC-2001-3 notes issued in November 2001. The Fleet notes are utilized largely to finance vehicles eligible for certain manufacturers' vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees ($310.0 million at December 31, 2001). The Fleet notes are collateralized by the secured vehicles, manufacturer receivables and the restricted cash accounts. Interest rates on the Fleet notes at December 31, 2001, range from 1.95% to 7.85%.

     Our other vehicle obligations consist of outstanding lines of credit to purchase rental fleet. Borrowings under collateralized available lines of credit at December 31, 2001 consist of $97.1 million with maturity dates through 2004. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of rental vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.25% to 8.50% at December 31, 2001. We expect that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers' vehicle repurchase programs or from the sales of the vehicles.

  COMMERCIAL PAPER FACILITY

     The CP facility that was established in April 1997 was renewed in June 2001 for $485.0 million, had an outstanding principal balance of $484.5 million at December 31, 2001, bears interest rates ranging from 1.95% to 2.25% at December 31, 2001, and is secured by the applicable vehicles and vehicle program receivables. The CP facility expires in October 2002. Under limited circumstances, the CP may be repaid by draws under a related bank liquidity facility ($400.0 million), which expires in June 2002, or a related letter of credit ($85.0 million). The CP is issued periodically with maturities of up to 58 days. It is our intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 2001.

  MEDIUM TERM NOTES (MTN'S)

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $69.2 million at December 31, 2001 and $166.0 million at December 31, 2000, bear interest at 6.65% per annum. Monthly principal payments commenced in June 2001, with the last payment due in May 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at December 31, 2001 and 2000, bear interest at 7.10% per annum and are payable in full in June 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $393.8 million at December 31, 2001 and $472.5 million at December 31, 2000, bear interest at 7.35% per annum. Monthly principal payments commenced in November 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at December 30, 2001 and 2000, bear interest at 7.80% per annum and are payable in full in November 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of senior notes and subordinated notes and have an aggregate principal balance of $650.0 million and $1,100.0 million at December 31, 2001 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.13% to 6.84% and have maturity dates from November 2002 to March 2006. These notes were issued in three different series. Principal payments on TFFC-98-2 commenced on March 2001 and were fully repaid on October 31, 2001. TFFC-98-3 has a senior principal amount of $425.0 million bearing a fixed interest rate of 6.13% and a subordinated amount of $75.0 million bearing fixed interest rates from 6.24% to 6.63% on December 31, 2001. Principal payments of $35.4 million on a monthly basis for TFFC-98-3 commence in November 2002 with the final principal payment due in March 2004. TFFC-98-4 has a senior principal amount of $127.5 million bearing a fixed interest rates of 6.28% and a subordinated amount of $22.5 million bearing fixed interest rates from 6.48% to 6.84% on December 31, 2001. Principal payments for TFFC-98-4 commence in November 2004 with the final principal payment due in March 2006. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes consist of senior notes and subordinated notes and have an aggregate principal balance of $550.0 million and $950.0 million at December 31, 2001 and 2000, respectively and bear interest rates ranging from 6.70% to 7.85% and have maturity dates through July 2004. These notes were issued in three different series. TFFC-99-2 has been paid in full. TFFC-99-3 has a senior principal amount of $248.5 million bearing fixed interest rates from 6.70% and a subordinated amount of $101.5 million bearing fixed interest rates from 6.90% to 7.05% December 31, 2001. Principal payments for TFFC-99-3 commence in June 2002 of $248.5 million with the final payment of $101.5 million due in July 2002. TFFC-99-4 has a senior principal amount of $142.0 million with fixed interest rates of 6.90% and a subordinated amount of $58.0 million bearing fixed interest rates from 7.00% to 7.85% on December 31, 2001. Principal payments for TFFC-99-4 commence on May 2004 with the final payment due in July 2004. Interest on the TFFC-99 notes is payable monthly.

     The TFFC-2001-2 notes issued in April 2001 for $475.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $362.2 million bear interest at LIBOR plus 0.49% (or 2.42% at December 31, 2001) with principal payments commencing in October 2003 and the last payment due in November 2003. The subordinated notes, with an aggregate principal balance of $112.8 million bear interest at LIBOR plus 0.94% (or 2.87% at December 31, 2001) to LIBOR plus 1.94% (or 3.87% at December 31, 2001) with the full principal payment due in December 2003. Interest on the TFFC-2001-2 notes is payable monthly.

     The TFFC-2001-3 notes issued in November 2001 for $240.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $182.5 million bear interest at LIBOR plus 0.90% (or 2.83% at December 31, 2001) with principal payments commencing in January 2004 and the last payment due in March 2004. The subordinated notes, with an aggregate principal balance of $57.5 million bear interest at LIBOR plus 1.18% (or 3.11% at December 31, 2001) to LIBOR plus 2.93% (or 4.86% at December 31, 2001) with the full principal payment due in March 2004. Interest on the TFFC-2001-3 notes is payable monthly.

  CONVERTIBLE SUBORDINATED NOTES

     In April 1997, we issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock upon demand.

  SENIOR NOTES

     In April 1999, we issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the "Senior Notes"). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict us from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing our capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, we exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms The Senior Notes bear interest at 9.125% and mature in 2006. See "Recent Developments".

  TRUST PREFERRED SECURITIES

     In June 1998, we issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem the guaranteed senior notes and to partially fund the redemption of Ryder TRS's 10% senior subordinated notes which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust preferred securities. As required under the working capital facility, in January 2001, we issued a deferral notice for five quarters with respect to the interest payment due on the subordinated indebtedness commencing March 15, 2001. See Note 8 and Note 9 to the Company's Consolidated Financial Statements herein.

  WORKING CAPITAL FACILITY

     In early 2001, we reached agreement with our lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and the restricting of the payment of dividends, the amendments required us to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limited future cash investments in international operations and, modified or waived certain financial covenants. The amendment required us to maintain certain minimal levels of Adjusted EBITDA and deferred interest payments on the trust preferred securities for five quarters commencing with the payment due on March 15, 2001. The facility, which allowed up to $550.0 million in letters of credit and a $25.0 million line of credit, may not have been fully utilized unless a seasonal debt facility for no less than $350.0 million was in place prior to April 30, 2001 and the CP liquidity facility or a similar facility, was renewed in the amount of at least $400.0 million. The seasonal facility was secured in March 2001 and the CP facility was renewed in June 2001.

     In July of 2001, we experienced a shortfall in our borrowing base. The borrowing base supports outstanding letters of credit under the our working capital facility and requires us to provide collateral in the form of liens on cash, accounts receivables, owned fleet, trademarks, certain real estate and furniture and equipment. We obtained a waiver to cure the shortfall. In conjunction with the waiver, our working capital facility was reduced to $500.0 million from $550.0 million.

     On December 20, 2001 we reached an agreement with our lenders on an amendment to the working capital facility. This amendment waived the requirement for the minimal levels for Adjusted EBITDA until February 8, 2002. The agreement also allowed for the reduction of the required collateral for the credit facility for November 30 and December 31, 2001 and reduced the working capital facility amount from $500.0 million to $430.0 million. In 2002, we entered into agreements with our lenders extending the waiver period for Adjusted EBITDA until April 30, 2002 and allowing for the reduction of the required collateral for the credit facility. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.00% or prime plus 0.75% (4.87% at December 31, 2001) and expires in 2003. At December 31, 2001, we had $427.9 million in letters of credit and $0 in working capital borrowings outstanding under this facility. See "Recent Developments".

CHANGE IN FINANCIAL CONDITION

     Total assets decreased $50.4 million to $4,469.5 million at December 31, 2001 from $4,519.9 million at December 31, 2000. Restricted cash increased by $306.0 million to $310.0 million, reflecting lower fleet levels, while fleet debt levels remained relatively constant. In addition, revenue earning vehicles decreased $166.4 million due to lower fleet levels in all segments. There were decreases in cash of $28.0 million, trade and vehicle receivables, net of $30.3 million, property and equipment, net of $36.5 million and prepaid expenses and other assets of $31.1 million. The decrease in trade and vehicle receivables, net was largely due to reductions of $56.4 million in international due to the refranchising of much of our European operations, offset by an increase in accounts and notes receivables formerly classified as discontinued operations of $31.7 million. The decrease in property and equipment was largely due to the sale of real property and depreciation of assets. The decrease in prepaid expenses and other assets was largely due to a reduction of capitalized software of $18.9 million due to depreciation and the reduction in prepaid expenses, inventories and deposits of $12.3 million was primarily related to prepaid taxes and licenses. Additionally, intangible assets decreased $25.8 million, due to amortization of goodwill and net assets of discontinued operations decreased $38.3 million. See Note 4 to the Company's Consolidated Financial Statements herein.

     Total liabilities increased by $89.2 million to $4,407.8 million at December 31, 2001 from $4,318.6 million at December 31, 2000. This increase was due to an increase in accounts payable, accrued and other liabilities of $53.8 million, largely due to an increase in fleet payables due manufacturers of $243.0 million and an increase in trade payables of $27.0 million, offset by a reduction in outstanding checks of $77.0 million and a $139.2 million decrease in accrued liabilities for amounts largely related to the one-time items recorded in 2000.

  FUTURE LIQUIDITY AND BORROWING NEEDS

     The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN's, CP or similar fleet financings. If this availability remains limited, we would be unable to increase fleet financing during the peak summer travel season and the adverse impact on our financial position and results of operations could be material. A complete description of steps that we are undertaking to address liquidity and borrowing needs is contained in "Recent Developments".

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

     During 2001, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.4 million will be incurred in 2002. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

RISK FACTORS

THE SIGNIFICANT DECLINE IN AIR TRAVEL DUE TO RECENT WORLD EVENTS HAS HARMED AND MAY CONTINUE TO HARM OUR OPERATING RESULTS

     We are dependent on the perceived and actual safety of domestic air travel in the United States. The recent terrorist attacks of September 11, 2001 highlight this factor. After the terrorist attacks on September 11th, air travel within the United States came to a virtual halt and we experienced numerous cancellations from both business and leisure travelers. Approximately one-half of our revenues are derived from our airport locations. Following the events of September 11, 2001, there has been a significant decline in air travel by both business and leisure travelers. We cannot predict when this decline in air travel will abate, if at all. Further, the safety of air travel and the impact of terrorist attacks and other factors are beyond our control. Further terrorist attacks or protracted worldwide hostilities could have a significant adverse impact on travel and thereby materially harm our business, financial condition and results of operations.

WE HAD NET LOSSES FOR 2001 AND 2000

     We incurred net losses from continuing operations of $138.6 million and $570.3 million, respectively, for 2001 and 2000. These net losses included fourth-quarter charges of $399.0 million for 2000. We have historically experienced net losses in the first quarter, primarily as a result of seasonal factors. In addition, we anticipate that we will have a net loss for the three month period ended March 31, 2002. We cannot assure you that losses will not continue in the future.

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS

     We maintain a substantial amount of secured indebtedness to finance our fleet purchases. At December 31, 2001, we had $3.5 billion of total outstanding indebtedness, of which $3.0 billion was secured. We had $0.5 billion of unsecured indebtedness at December 31, 2001, and stockholders' deficit of $231.4 million at that date. Approximately $1.5 billion of indebtedness matures in 2002. Notwithstanding our capacity to incur additional secured and unsecured indebtedness, our substantial indebtedness could have negative consequences for our business, including the following: (a) limiting our ability to obtain additional financing in the future; (b) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service; (c) limiting our flexibility in reacting to changes in our industry and changes in market conditions; (d) increasing our vulnerability to a downturn in our business; and (e) increasing our interest expense due to increases in prevailing interest rates, because a substantial portion of our indebtedness bears interest at floating rates. We cannot assure you that we will be able to generate sufficient earnings, cash flow or Adjusted EBITDA to comply to our working capital facility requirements or to borrow sufficient funds to cover our debt service obligations. On April 1, 2002, we did not make a required $18.3 million interest payment to holders of our Senior Notes. The applicable grace period for the non-payment will expire on May 1, 2002. In addition, we are not in compliance with the borrowing base and Adjusted EBITDA covenants under our working capital facility. Although we have obtained a waiver from the working capital lenders, the waiver will expire on April 30, 2002. If we are unable to avoid defaults under our Senior Notes and our working capital facility or for any reason we are in default under the terms of any other of our indebtedness, the holders of our indebtedness will be able to declare all this indebtedness immediately due and payable and terminate their commitments, if any, with respect to additional funding obligations. Such holders could also proceed against their collateral, which, in the case of the vehicle financing facilities, consists of substantially all our fleet vehicles and, in the case of our working capital facility and other indebtedness, consists of substantially all tangible non-fleet assets of the Company.

WE HAVE CONTINUED WORKING CAPITAL NEEDS

     In order to meet our peak financing needs during the second and third quarters of 2002, we need to refinance existing fleet debt and increase the capacity of our working capital facilities or replace such facilities. Recent and continued operating losses, the credit quality of our debt, and capital market conditions may adversely affect our ability to refinance our debt or obtain additional working capital on acceptable terms, if at all.

WE MAY BE UNABLE TO RESTRUCTURE OUR CAPITAL STRUCTURE

     We have engaged Lazard to assist us in exploring recapitalization and other strategic alternatives with a view to creating a more affordable and flexible capital structure for Budget. We cannot assure you that we will be able to effect a recapitalization, attract additional equity investors, or refinance our existing indebtedness. If we are not able to restructure our capital structure, we will not have sufficient liquidity to operate our business as currently conducted.

TRADING IN OUR COMMON STOCK WAS RECENTLY SUSPENDED BY THE NYSE, WHICH COULD MAKE IT MORE DIFFICULT TO SELL OUR COMMON STOCK

     On March 20, 2002, we were informed by the NYSE that it would suspend trading in our common stock before the market opened on March 28, 2002. This suspension resulted because our common stock did not meet the continued listing criteria of the exchange, which required a minimum closing share price of $1.00 per share, as well as minimum market capitalization and stockholders' equity. On March 28, 2002, our stock commenced trading on the National Association of Securities Dealers' Electronic Bulletin Board, which is covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend our common stock to persons other than established customers and accredited investors must make special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     Further, pursuant to SEC regulations, our common stock is defined as a "penny stock," as it has a market price of less than $5.00 per share. While traded on the NYSE, our stock was not considered a penny stock. The penny stock regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock will be limited, which will likely severely and adversely affect the market liquidity for our common stock. We cannot predict when our common stock will no longer be subject to these regulations.

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO ADDITIONAL RISKS

     We experienced significant losses from our European operations in both 2000 and 2001. In late 2000, we revised our European operating model to decrease the number of corporate-owned locations and expand the number of franchised locations in strategic territories. During 2002, we will continue our effort to refranchise our owned locations in Europe. We expect to incur additional losses from our European operations for the three-month period ended March 31, 2002. We cannot assure you that our refranchising efforts will be effective in improving our financial results of operations in Europe or that continued losses from our European operations will not have a significant effect on our financial condition or results of operations.

SUBSTANTIALLY ALL OF OUR ASSETS HAVE LIENS

     Substantially all of our revenue-producing assets, including fleet, intellectual property and receivables, is secured by liens. The presence of these liens will limit our ability to raise additional incremental senior secured financing in the future. In addition, in the event of a default under our indebtedness, the lenders or indenture trustees, as applicable, could proceed against the collateral.

OUR BUSINESS IS HIGHLY SEASONAL

     Our business is highly seasonal, particularly the leisure travel and consumer truck rental segments, and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the third quarter due to the overall increase in business and leisure travel during the peak summer travel months and the increase in moving activity during this period. The first quarter is generally weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. The third quarter accounted for 28.8% of total revenue for 2000 and 28.2% of total revenue for 2001. Any occurrence that disrupts travel patterns during the summer, or any adverse competitive conditions during this period, may materially adversely impact our annual operating performance.

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

WE MAY NOT SUCCESSFULLY INTEGRATE OUR OPERATIONS

     During 2001, we devoted significant resources to the consolidation and integration of our Budget Truck Rental business with Ryder TRS and the vertical integration of our Truck Rental Group with our North American Vehicle Rental Operations. Completing the integration of this business and achieving the anticipated levels of cost savings involves a number of risks that could affect our operating results. We cannot assure you that we will be able to fully realize the benefits that we anticipated from the consolidation of our car and truck rental operations, which could have a significant negative effect on our financial condition and results of operations.

OUR RECENT INVESTMENTS AND COST-CUTTING INITIATIVES MAY NOT BE SUCCESSFUL

     During 2000 and 2001, we expended significant resources on several initiatives designed to increase our revenue and reduce our costs, and these initiatives will continue during 2002. We expect to realize certain cost savings and other operating efficiencies during 2002 as a result of these and other initiatives that will be implemented in 2002. Major areas in which we will seek to reduce our operating expenses include: (i) improvements in vehicle maintenance procedures; (ii) improvements in vehicle transfer costs; and (iii) reduction of vehicle carrying costs through changes in vehicle mix, increased utilization and improved asset control. Our ability to achieve the cost savings and efficiencies mentioned above is inherently uncertain. We may not be able to successfully implement these initiatives; cost increases in other areas may offset the effect of these measures; implementation of these measures may initially lead to additional costs; and events beyond our control may cause us to otherwise fail to succeed in our cost cutting plans. In addition, it is always possible that the implementation of our cost cutting initiatives could adversely affect our ability to generate revenue. We cannot assure you that we will be successful at growing our business or realizing the cost savings that these initiatives were intended to achieve.

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

CHANGES IN MANUFACTURERS' REPURCHASE PROGRAMS MAY AFFECT OUR BUSINESS

     Our ability to resell our vehicles at a favorable price and fix our depreciation expense in advance is dependent upon the terms of manufacturers' repurchase programs. As of December 31, 2001, 80.7% of BRACC's car fleet was covered by these programs. Our ability to sell vehicles under manufacturers' repurchase programs limits the risk of decline in residual value at the time of disposition and enables us to fix a substantial portion of our depreciation expense in advance. Vehicle depreciation is the largest individual expense in our vehicle rental operations. In the past, automobile manufacturers have changed the terms of these programs by, among other things, reducing the number of vehicles that can be sold under their repurchase programs, reducing related incentives, increasing guaranteed depreciation and reducing the mileage allowed on program vehicles. We could be adversely affected if our vehicle suppliers make these or other adverse changes in their repurchase programs.

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

OUR FOUNDERS HAVE SUBSTANTIAL STOCKHOLDER VOTING POWER

     A large portion of the voting power of our common stock is concentrated in the hands of three individuals, Sanford Miller, John P. Kennedy and Jeffrey D. Congdon. These individuals own all outstanding shares of Class B common stock. Each share of Class B common stock entitles its holders to ten votes per share, while our Class A common stock entitles holders to one vote per share. The Class B common stock owned by Messrs. Miller, Kennedy and Congdon, together with the Class A common stock owned by these individuals, represents approximately 36.2% of the combined actual voting power (38.5% beneficially) of both classes of common stock. As a result, these three individuals are able to exert substantial influence over the election of our Board of Directors along with other matters put to a stockholder vote. This increases the probability that members elected by them will continue to direct our business, policies, and management.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

     Our earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 8% of our revenue is generated outside the U.S. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries where we do business would not be material. We do not typically hedge any foreign currency risk since the exposure is not significant.

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

     At December 31, 2001, we had fixed-rate debt totaling $2.2 billion or 61.6% of total outstanding debt. This debt is fixed-rate and therefore does not expose us to the risk of earnings loss due to changes in market interest rates.

     Our floating-rate debt was $1.3 billion or 38.4% of total outstanding debt at December 31, 2001. A fluctuation of the interest rate by 100 basis points would change our interest expense by $13.0 million. For a discussion of the fair value of our indebtedness, see Note 15 to the Company's Consolidated Financial Statements herein.

     As disclosed in Note 1 to the Company's Consolidated Financial Statements, we use hedging instruments to manage market risk related to interest rates and an equity investment. The effect of market changes on these instruments in the year ended December 31, 2001 is not material when aggregated with changes in value of the hedged item.

RISK FROM CHANGES IN STOCK PRICES

     For a discussion of market risk involving our stock option plans, see Note 13 to the Company's Consolidated Financial Statements herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Budget Group's Consolidated Financial Statements appear beginning at page F-1 in Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant is included under the headings "Item
1 -- Election of Directors" and "-- Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item included under the heading "Executive Compensation" in the subsections entitled "Executive Severance Agreements," "Executive Compensation Summary Table," "Option Cancellations/Grants During 2000 and Year-End Option Values" and "Aggregate Option Exercises During 2001 and Year-End Option Values" appearing thereunder of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the heading "Security Ownership of Certain Beneficial Owners" of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the subheading "Certain Relationships and Related Transactions" and under the heading "Executive Compensation" in the subsection entitled "Compensation Committee Interlocks and Insider Participation," of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

          1. Financial Statements

             Report of Independent Certified Public Accountants.

             Consolidated Balance Sheets at December 31, 2000 and 2001.

             Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2001.

             Consolidated Statements of Stockholders' Equity (Deficit) for each of the Three Years in the Period Ended December 31, 2001.

             Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2001.

           Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

             Not applicable.

          3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   3.1    --   Restated Certificate of Incorporation of the Registrant.
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-4 as filed with the
               Commission on May 11, 1999).
   3.2    --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 2000).
   4.1    --   Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on
               Form S-1, File No. 333-34799, dated September 26, 1997).
   4.2    --   Base Indenture between Team Fleet Financing Corporation, as
               Issuer, Team Rental Group, Inc., as Servicer and Team
               Interestholder, and Bankers Trust Company, as Trustee,
               relating to Rental Car Asset Backed Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
   4.3    --   Supplemental Indenture relating to Rental Car Asset Backed
               Notes (incorporated by reference to Exhibit 4.2 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.4    --   Base Indenture among BRAC SOCAL Funding Corporation, as
               Issuer, BRAC-OPCO, Inc., as Servicer and Retained
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.5 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.5    --   Series 1995-1 Supplement to Base Indenture among BRAC SOCAL
               Funding Corporation, as Issuer, BRAC-OPCO, Inc., as Servicer
               and Retained Interestholder, and Bankers Trust Company, as
               Trustee (incorporated by reference to Exhibit 4.6 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
   4.6    --   Supplement No. 1 to Indenture, dated as of October 20, 1995, among BRAC SOCAL Funding Corporation, BRAC-OPCO, Inc., Team
               Rental of Southern California, Inc. and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.7 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.7    --   Registration Rights Agreement, dated as of August 25, 1994, among the Registrant, Brian Britton, Jeffrey Congdon,
               Richard Hinkle, John Kennedy, Sanford Miller and Richard
               Sapia (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).
   4.8    --   Indenture dated as of January 8, 1998 between the Company
               and the Chase Manhattan Bank, as Trustee (incorporated
               herein by reference from the Company's Registration
               Statement on Form S-3, File No. 333-41093, dated November
               26, 1997, as amended by Amendment No. 1 to Form S-3 dated
               January 7, 1998).
   4.9    --   First Amendment to Registration Rights Agreement, dated as of November 1, 1994, among the Registrant, Brian Britton,
               Jeffrey Congdon, Richard Hinkle, John Kennedy, Sanford
               Miller and Richard Sapia (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.10   --   Letter Agreement, dated as of November 1, 1994, between
               Andrew Klein and the Registrant acknowledging that Andrew
               Klein is a party to the Registration Rights Agreement, dated as of August 25, 1994, as amended (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1994).
   4.11   --   Registration Rights Agreement, dated as of October 20, 1995, between Team Rental Group, Inc. and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               4.12 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
   4.12   --   Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer, Team
               Rental Group, Inc., as Servicer and Team Interestholder, and
               Bankers Trust Registrant, as Trustee (incorporated by
               reference to Exhibit 4.15 to the Registrant's Registration
               Statement on Form S-1, File No. 333-21691, dated February
               12, 1997).
   4.13   --   Series 1996-1 Supplement to the Amended and Restated Base
               Indenture dated as of December 1, 1996 among Team Fleet
               Financing Corporation, as Issuer, Team Rental Group, Inc.,
               as Servicer and Team Interestholder, and Bankers Trust
               Company, as Trustee (incorporated by reference to Exhibit
               4.16 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
   4.14   --   Amended and Restated Master Motor Vehicle Lease Agreement
               dated as of December 1, 1996 among Team Fleet Financing
               Corporation, as Lessor, Team Rental Group, Inc., as
               Guarantor, and certain subsidiaries of Team Rental Group,
               Inc., as lessees (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
   4.15   --   Motor Vehicle Lease Agreement Series 1996-1 dated as of
               December 1, 1996 among Team Fleet Financing Corporation, as
               Lessor, Team Rental Group, Inc., as Guarantor, and certain subsidiaries of Team Rental Group, Inc., as lessees
               (incorporated by reference to Exhibit 4.18 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-21691, dated February 12, 1997).
   4.16   --   Registrant's Series A Preferred Stock Certificate of
               Designations (incorporated by reference to Exhibit 3.4 to
               the Registrant's Registration Statement on Form S-1, File
               No. 333-34799, dated September 26, 1997).
   4.17   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
   4.18   --   Amendment No. 1 to 1994 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 28, 1996).
   4.19   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
   4.20   --   Amended and Restated Registration Rights Agreement, dated as of April 29, 1997, between the Company and the holders of
               the Convertible Subordinated Notes (incorporated by
               reference to Exhibit 4.6 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on July
               17, 1998).
   4.21   --   Certificate of Trust of Budget Group Capital Trust
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.22   --   Declaration of Trust of Budget Group Capital Trust dated as of June 4, 1998, between Budget Group, Inc., The Bank of New
               York and the Administrative Trustees named therein
               (incorporated by reference to Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.23   --   Amended and Restated Declaration of Trust dated as of June
               19, 1998, between Budget Group, Inc., The Bank of New York
               (Delaware), The Bank of New York and the Administrative
               Trustees named therein (incorporated by reference to Exhibit
               4.3 to the Registrant's Registration Statement on Form S-3,
               as filed with the Commission on August 13, 1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.24   --   Indenture for HIGH TIDES Debentures Due 2028 dated as of
               June 19, 1998 between Budget Group, Inc. and The Bank of New
               York (incorporated by reference to Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-3, as filed
               with the Commission on August 13, 1998).
   4.25   --   Form of HIGH TIDES (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, as
               filed with the Commission on August 13, 1998).
   4.26   --   Form of HIGH TIDES Debentures Due 2028 (incorporated by
               reference to Exhibit 4.7 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
   4.27   --   Guarantee Agreement dated as of June 19, 1998 by Budget
               Group, Inc. as Guarantor (incorporated by reference to
               Exhibit 4.8 to the Registrant's Registration Statement on
               Form S-3, as filed with the Commission on August 13, 1998).
   4.28   --   Indenture, dated as of April 13, 1999, between Budget Group
               Inc., as Issuer, the Bank of New York, as trustee
               (incorporated by reference to Exhibit 4.31 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-78257, filed with the Commission on May 11, 1999.)
   4.29   --   Series 2000-1 Supplement dated as of February 25, 2000 to
               the Amended and Restated Base Indenture dated as of December
               1, 1996 among Team Fleet Financing Corporation, as Issuer,
               Budget Group, Inc., as the Servicer and the Budget
               Interestholder, and Bankers Trust Company, as Trustee
               (incorporated by reference to Exhibit 4.31 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
   4.30   --   Master Motor Vehicle Lease Agreement Group II dated as of
               February 25, 2000 by an among Team Fleet Financing
               Corporation, as Lessor; Budget Rent a Car Systems, Inc.; and
               those subsidiaries, affiliates and non-affiliates of Budget
               Group, Inc. named on Schedule 1 thereto, as Lessees
               (incorporated by reference to Exhibit 4.32 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
   4.31   --   Fifth Amendment to Budget Rent a Car Corporation SavingsPlus
               Plan (as amended and restated effective January 1, 1993),
               dated December 10, 1997 (incorporated by reference to
               Exhibit 4.5 to the Registrant's Registration Statement on
               Form S-8, File No. 333-82749, filed with the Commission on
               July 13, 1999).
   4.32   --   Budget Rent a Car Corporation SavingsPlus Plan, as Amended
               and Restated Effective January 1993 (incorporated by
               reference to Exhibit 4.2 to Registrant's Registration
               Statement on Form S-8, as filed with the Commission on July
               14, 1998).
   4.33   --   Sixth Amendment to Budget Rent a Car Corporation SavingsPlus
               Plan (as amended and restated effective January 1, 1993),
               dated June 30, 1998 (incorporated by reference to Exhibit
               4.6 to the Registrant's Registration Statement on Form S-8,
               File No. 333-82749, filed with the Commission on July 13,
               1999).
   4.34   --   Seventh Amendment to Budget Rent a Car Corporation
               SavingsPlus Plan (as amended and restated effective January
               1, 1993), dated July 26, 1999 (incorporated by reference to
               Exhibit 4.7 to the Registrant's Registration Statement on
               Form S-8, File No. 333-50086, filed with the Commission on
               November 16, 2000).
   4.35   --   Eighth Amendment to Budget Rent a Car Corporation
               SavingsPlus Plan (as amended and restated effective January
               1, 1993), dated March 8, 2000 (incorporated by reference to
               Exhibit 4.8 to the Registrant's Registration Statement on
               Form S-8, File No. 333-50086, filed with the Commission on
               November 16, 2000).
   4.36   --   Budget Rent a Car Corporation Employee Retirement Plan for
               Collectively Bargained Employees (as amended and restated
               effective July 1, 1990) (incorporated by reference to
               Exhibit 4.4 to the Registrant's Registration Statement on
               Form S-8, File No. 333-50080, filed with the Commission on
               November 16, 2000).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.37   --   Series 2001-2 Supplement dated as of April 18, 2001 to the
               Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer,
               Budget Group, Inc., as Servicer and Budget Interest Holder,
               and Bankers Trust Company, as Trustee (incorporated by
               reference to Exhibit 4.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2001).
   4.38   --   Series 1997-2 Supplement dated June 20, 2001 to the Amended and Restated Base Indenture dated as of December 1, 1996
               among Team Fleet Financing Corporation, the Issuer, Budget
               Group, Inc., the Servicer and Team Interestholder and
               Bankers Trust as Trustee (incorporated by reference to
               Exhibit 4.2 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 30, 2001).
   4.39   --   Series 2001-1 Supplement dated as of March 30, 2001 to the
               Amended and Restated Base Indenture dated as of December 1,
               1996 among Team Fleet Financing Corporation, as Issuer,
               Budget Group, Inc., as Servicer and Budget Interest Holder,
               and Bankers Trust Company, as Trustee (incorporated by
               reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2001).
   4.40   --   Series 2000-2 Supplement to the Amended and Restated Base
               Indenture, dated as of June 29, 2000, among Team Fleet
               Financing Corporation, as the Issuer, Budget Group, Inc., as
               the Servicer, Budget Group, Inc., as the Budget
               Interestholder and Bankers Trust Company, as the Trustee
               (incorporated by reference to Exhibit 4.1 to the
               Registrant's Quarterly Report on 10-Q, for the quarter ended
               June 30, 2000).
  *4.41   --   Series 2001-3 Supplement, dated as of November 29, 2001, to the Amended and Restated base Indenture, dated as of
               December 1, 1996, among Team Fleet Financing Corporation, as
               Issuer, Budget Group, Inc., as Servicer and Budget Interest
               Holder, and Bankers Trust Company, as Trustee.
  *4.42   --   Series 2001-4 Supplement, dated as of November 13, 2001, to the Amended and Restated base Indenture, dated as of
               December 1, 1996, among Team Fleet Financing Corporation, as
               Issuer, Budget Group, Inc., as Servicer and Budget Interest
               Holder, and Bankers Trust Company, as Trustee.
  10.1    --   Amended and Restated Sublicense Agreement, dated as of
               October 20, 1995, between Budget Rent-a-Car of Southern
               California and Team Rental of Southern California, Inc.,
               along with Corporate Guaranty of Team Rental Group, dated as of October 20, 1995 (incorporated by reference to Exhibit
               10.11 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.2    --   Lease Agreement dated September 1, 1993 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc., as amended by First Amendment dated as of
               July 1, 1994 (Henrico County, Virginia) (incorporated by
               reference to Exhibit 10.41 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1, File No.
               33-78274, dated August 12, 1994).
  10.3    --   Lease Agreement dated June 1, 1994 between Miller and
               Hinkle, a Florida general partnership, and Capital City
               Leasing, Inc. (Chesterfield County, Virginia) (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-1, File No.
               333-4507, dated June 13, 1996).
  10.4    --   Lease Agreement dated as of September 12, 1995 between MCK
               Real Estate Corporation, Team Car Sales of Richmond, Inc.
               and Team Rental Group, Inc. (incorporated by reference to
               Exhibit 10.24 to the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1995).
  10.5    --   Agreement of Lease dated as of August 31, 1995 between MCK
               Real Estate Corporation and Team Rental of Philadelphia,
               Inc. (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995).
  10.6    --   Supply Agreement among Ford Motor Company, Team Rental
               Group, Inc. and Budget Rent-a-Car Corporation (incorporated by reference to Exhibit 10.6 to the Registrant's
               Registration Statement on Form S-1, File No. 333-21691,
               dated February 12, 1997).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7    --   Advertising Agreement between Ford Motor Company and Budget
               Rent-a-Car Corporation (incorporated by reference to Exhibit
               10.7 to the Registrant's Registration Statement on Form S-1,
               File No. 333-21691, dated February 12, 1997).
  10.8    --   Subordinated Notes Purchase Agreement, dated as of December
               1, 1996, by and between the Registrant and the investors
               listed therein (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, File
               No. 333-21691, dated February 12, 1997).
  10.9    --   Subordination Agreement, dated as of October 20, 1995, among
               Budget Rent-a-Car of Southern California, BRAC-OPCO, Inc.,
               Team Rental Group, Inc. and Team Rental of Southern
               California (incorporated by reference to Exhibit 10.49 to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1995).
  10.10   --   Shareholders' Agreement, dated as of October 20, 1995, by
               and among Team Rental Group, Inc., the holders of the
               Company's Class B Common Stock, and Budget Rent-a-Car of
               Southern California (incorporated by reference to Exhibit
               10.50 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1995).
  10.11   --   1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement
               on Form S-1, File No. 33-78274, dated April 28, 1994).
  10.12   --   Amendment No. 1 to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.54 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1,
               File No. 333-4507, dated June 28, 1996).
  10.13   --   1994 Director's Plan (incorporated by reference to Exhibit
               10.28 to the Registrant's Registration Statement on Form
               S-1, File No. 33-78274, dated April 28, 1994).
  10.14   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Sanford Miller (incorporated by reference to
               Exhibit 10.29 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.15   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and John Kennedy (incorporated by reference to
               Exhibit 10.30 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.16   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Jeffrey Congdon (incorporated by reference to
               Exhibit 10.31 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.17   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Ronald Agronin (incorporated by reference to
               Exhibit 10.32 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.18   --   Indemnification Agreement dated April 25, 1994 between the
               Registrant and Stephen Weber (incorporated by reference to
               Exhibit 10.33 to the Registrant's Registration Statement on
               Form S-1, File No. 33-78274, dated April 28, 1994).
  10.19   --   Second Amendment to 1994 Incentive Stock Option Plan
               (incorporated by reference to Exhibit 10.24 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679, dated April 8, 1998).
  10.20   --   1997 Amendment to 1994 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10.25 to the
               Registrant's Registration Statement on Form S-4, File No.
               333-49679, dated April 8, 1998).
  10.21   --   Registration Rights Agreement dated as of June 19, 1998
               between Budget Group Capital Trust, Budget Group, Inc. and the several Purchasers named herein (incorporated by
               reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-3, as filed with the Commission on
               August 13, 1998).
  10.22   --   Remarketing Agreement dated as of June 19, 1998 between
               Budget Group, Inc., Budget Group Capital Trust, The Bank of
               New York, the Administrative Trustees named therein and the
               Remarketing Agent named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement
               on Form S-3, as filed with the Commission on August 13,
               1998).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.23   --   Amended and Restated Credit Agreement dated as of June 19,
               1998 among Budget Group, Inc., as the Borrower, Certain
               Financial Institutions, as the Lenders, Credit Suisse First
               Boston, as a Co-Syndication Agent and the Documentation
               Agent (incorporated by reference to Exhibit 10.23 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.24   --   First Amendment to Amended and Restated Credit Agreement
               dated September 11, 1998 among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent (incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998).
  10.25   --   Limited Waiver No. 1 to Amended and Restated Credit
               Agreement dated as of December 31, 1998 among Budget Group,
               Inc., as Borrower, the Lenders and Credit Suisse First
               Boston (incorporated by reference to Exhibit 10.25 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.26   --   Assignment, Assumption and Amendment Agreement dated as of
               June 19, 1998 among Budget Group, Inc., as New Borrower,
               Budget Rent A Car Corporation, as Existing Borrower, the
               Lenders, Credit Suisse First Boston, as Co-Syndication
               Agent, Co-Arranger and Administrative Agent and Nationsbanc
               Montgomery Securities LLC, as Co-Syndication Agent,
               Co-Arranger and Documentation Agent (incorporated by
               reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
  10.27   --   Form of Executive Severance Agreement dated October 1, 1998 between the Registrant and each of Messrs. Miller, Congdon,
               Aprati and White (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
  10.28   --   Form of Executive Severance Agreement between the Registrant and Mr. Sotir (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1998).
  10.29   --   Transaction Guaranty dated December 15, 1998 by Budget
               Group, Inc. in favor of KeyBank National Association
               (incorporated by reference to Exhibit 10.29 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
  10.30   --   Second Amendment to Amended and Restated Credit Agreement
               dated March 18, 1999 among Budget Group, Inc., as Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent (incorporated by reference to Exhibit
               10.30 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1998).
  10.31   --   Form of Executive Severance Agreement dated January 1, 2000 between the Registrant and each of Messrs. Siegel and Cohen
               (incorporated by reference to Exhibit 10.31 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999).
  10.32   --   Third Amendment to Amended and Restated Credit Agreement
               dated December 22, 1999, among Budget Group, Inc., as
               Borrower, the Lenders and Credit Suisse First Boston, as
               Administrative Agent. (incorporated by reference to Exhibit
               10.34 to the Registrant's Annual Report on Form 10-K the
               year ended December 31, 1999).
  10.33   --   Master Motor Vehicle Lease Agreement, dated as of June 29,
               2000, by and among Team Fleet Financing Corporation, as
               Lessor, Budget Group, Inc., as Guarantor, Budget Rent A Car
               Systems, Inc., and those Subsidiaries, Affiliates and
               Non-Affiliates of Budget Group, Inc. named on Schedule 1
               thereto, as Lessees (incorporated by reference to Exhibit
               4.2 to the Registrant's Quarterly Report on 10-Q, for the
               quarter ended June 30, 2000).
  10.34   --   Series 2000-2 Note Purchase Agreement, dated as of June 29,
               2000, among Team Fleet Financing Corporation, Budget Group,
               Inc., as Servicer, Twin Towers, Inc., Deutsche Bank AG, New
               York Branch, as The Committed Note Purchaser, and Deutsche
               Bank AG, New York Branch, as Agent (incorporated by
               reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on 10-Q, for the quarter ended June 30, 2000).
  10.35   --   Budget Group, Inc. 2000 Stock Plan (incorporated by
               reference to Annex A to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders held May 18, 2000).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.36   --   Fourth Amendment and Waiver to Amended and Restated Credit
               Agreement, dated as of September 30, 2000, among Budget
               Group, Inc., as borrower, the Lenders and Credit Suisse
               First Boston, as administrative agent for the Lenders
               (incorporated by reference to Exhibit 10.41 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2000).
  10.37   --   Fifth Amendment to Amended and Restated Credit Agreement,
               dated as of January 10, 2001 among Budget Group, Inc., as
               borrower, the Lenders and Credit Suisse First Boston, as
               administrative agent for the Lenders (incorporated by
               reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
  10.38   --   Sixth Amendment to Amended and Restated Credit Agreement,
               dated as of February 9, 2001, among Budget Group, Inc., as borrower, the Lenders and Credit Suisse First Boston, as
               administrative agent for the Lenders (incorporated by
               reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
 *10.39   --   Seventh Amendment to Amended and Restated Credit Agreement,
               dated as of June 19, 2001, by and among Budget Group, Inc., the Lenders and Credit Suisse First Boston, as
               administrative agent for the Lenders
 *10.40   --   Eighth Amendment and Consent to Amended and Restated Credit
               Agreement, dated as of July 31, 2001, by and among Budget
               Group, Inc., as borrower, the Lenders, and Credit Suisse
               First Boston, as administrative agent for the Lenders.
 *10.41   --   Ninth Amendment, Waiver And Consent to Amended and Restated
               Credit Agreement, dated as of December 20, 2001, by and
               among Budget Group, Inc., as borrower, the Lenders and
               Credit Suisse First Boston, as administrative agent for the
               Lenders.
 *10.42   --   Tenth Amendment, Waiver And Consent to Amended and Restated
               Credit Agreement, dated as of February 7, 2002, by and among
               Budget Group, Inc., as borrower, the Lenders and Credit
               Suisse First Boston, as administrative agent for the
               Lenders.
 *10.43   --   Eleventh Amendment, Waiver And Consent to Amended and
               Restated Credit Agreement, dated as of March 7, 2002, by and among Budget Group, Inc., as borrower, the Lenders and
               Credit Suisse First Boston, as administrative agent for the
               Lenders.
  10.44   --   Vehicle Finance and Security Agreement dated as of April 16,
               2001 among Nissan Motor Acceptance Corporation and Budget
               Rent a Car Systems, Inc., as Borrower (incorporated by
               reference to Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2001).
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.
 *99.1    --   Letter from the Registrant to the Commission pursuant to
               Release No. 34-45590 (March 18, 2002).

---------------

* Filed herewith.

     (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     (c) Exhibits
          Exhibits are listed in Item 14(a).

     (d) Financial Statement Schedules
          Not applicable.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2

Consolidated Balance Sheets at December 31, 2000 and 2001...  F-3

Consolidated Statements of Operations for each of the Three
  Years in the period ended December 31, 2001...............  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for each of the Three Years in the period ended December
  31, 2001..................................................  F-5

Consolidated Statements of Cash Flows for each of the Three
  Years in the period ended December 31, 2001...............  F-6

Notes to Consolidated Financial Statements..................  F-7

                      BUDGET GROUP, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Budget Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Budget Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Budget Group, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has had recurring net losses, has a stockholders' deficit of $230.3 million at December 31, 2001, did not make the required April 1, 2002 interest payment to holders of their senior notes, has been unable to comply with the working capital facility covenant and has limited additional non-vehicle financing alternatives. The Company has engaged a financial advisor to explore a recapitalization and other strategic alternatives, which may result in a reorganization of the Company under the federal bankruptcy code. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are further described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including, but not limited to, property and equipment, intangibles and goodwill aggregating to $935.3 million) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          ARTHUR ANDERSEN LLP

Orlando, Florida
April 8, 2002

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                                 2000         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                 ASSETS
Cash and cash equivalents...................................  $   70,757   $   42,777
Restricted cash.............................................       4,074      310,046
Trade and vehicle receivables, net..........................     360,595      330,246
Revenue earning vehicles, net...............................   2,876,108    2,709,728
Property and equipment, net.................................     169,031      132,547
Prepaid expenses and other assets...........................     206,554      175,420
Intangibles, including goodwill, less accumulated
  amortization of $129,296 in 2000 and $152,740 in 2001.....     794,531      768,741
Net assets of discontinued operations.......................      38,280           --
                                                              ----------   ----------
          Total assets......................................  $4,519,930   $4,469,505
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Notes payable...............................................  $3,456,597   $3,484,564
Accounts payable, accrued and other liabilities.............     861,968      915,757
Net liabilities of discontinued operations..................          --        7,457
                                                              ----------   ----------
          Total liabilities.................................   4,318,565    4,407,778
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
  (NOTES 11, 13 AND 14)
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY (LIQUIDATION PREFERENCE
  $300,000).................................................     291,760      292,060
                                                              ----------   ----------
STOCKHOLDERS' DEFICIT
Class A common stock, $0.01 par value, one vote per share,
  70,000,000 shares authorized. Shares issued, 35,474,072 in
  2000 and 2001.............................................         355          355
Class B common stock, $0.01 par value, 10 votes per share,
  2,500,000 shares authorized, 1,936,600 shares issued (in
  2000 and 2001)............................................          19           19
Additional paid-in capital..................................     598,323      598,323
Foreign currency translation adjustment.....................      (5,493)      (6,870)
Accumulated deficit.........................................    (681,828)    (820,389)
Treasury stock, at cost (155,606 in 2000 and 2001 shares of
  Class A common stock).....................................      (1,771)      (1,771)
                                                              ----------   ----------
          Total stockholders' deficit.......................     (90,395)    (230,333)
                                                              ----------   ----------
          Total liabilities and stockholders' deficit.......  $4,519,930   $4,469,505
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 1999         2000         2001
                                                              ----------   ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT FOR
                                                                       PER SHARE AMOUNTS)
OPERATING REVENUE:
  Vehicle rental revenue....................................  $2,237,254   $2,354,378   $2,083,675
  Royalty fees and other....................................      88,400       81,994       77,055
                                                              ----------   ----------   ----------
         Total operating revenue............................   2,325,654    2,436,372    2,160,730
                                                              ----------   ----------   ----------
OPERATING EXPENSES:
  Direct vehicle and operating..............................     953,091    1,168,863      900,825
  Depreciation -- vehicle...................................     557,928      594,259      589,479
  Selling, general and administrative.......................     591,299      829,735      474,482
  Amortization and non-vehicle depreciation.................      69,479      128,381       72,730
                                                              ----------   ----------   ----------
         Total operating expenses...........................   2,171,797    2,721,238    2,037,516
                                                              ----------   ----------   ----------
OPERATING INCOME (LOSS).....................................     153,857     (284,866)     123,214
                                                              ----------   ----------   ----------
OTHER (INCOME) EXPENSE:
  Vehicle interest expense..................................     189,539      227,698      207,633
  Non-vehicle interest expense..............................      26,679       36,823       45,961
  Interest income...........................................      (7,397)      (1,567)      (5,624)
  Gains on asset dispositions...............................          --           --       (9,205)
                                                              ----------   ----------   ----------
         Total other expense, net...........................     208,821      262,954      238,765
                                                              ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES.........................................     (54,964)    (547,820)    (115,551)
  Provision (benefit) for income taxes......................     (23,826)       3,688        3,429
  Distributions on trust preferred securities...............      18,750       18,750       19,581
                                                              ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS.............................     (49,888)    (570,258)    (138,561)
                                                              ----------   ----------   ----------
DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS
  SEGMENTS (net of benefit for income taxes of $200 in
    1999)...................................................        (327)          --           --
  ESTIMATED LOSS FROM DISPOSAL OF BUSINESS SEGMENTS,
    INCLUDING PROVISION FOR OPERATING LOSSES OF $12,160 AND
    $30,067 DURING PHASE OUT PERIOD (net of benefit for
    income taxes of $8,780 in 1999 and $0 in 2000)..........     (14,325)     (34,353)          --
                                                              ----------   ----------   ----------
         Net loss from discontinued operations..............     (14,652)     (34,353)          --
                                                              ----------   ----------   ----------
NET LOSS....................................................  $  (64,540)  $ (604,611)  $ (138,561)
                                                              ==========   ==========   ==========
Basic and diluted loss per share:
  Loss from continuing operations...........................  $    (1.37)  $   (15.31)  $    (3.72)
  Loss from operations of discontinued business segments
    (net of income taxes)...................................       (0.01)          --           --
  Estimated loss from disposal of business segments,
    including provision for operating losses during phase
    out period (net of income taxes)........................       (0.39)       (0.92)          --
                                                              ----------   ----------   ----------
  Net loss..................................................  $    (1.77)  $   (16.23)  $    (3.72)
                                                              ==========   ==========   ==========
Weighted average number of shares outstanding...............      36,430       37,255       37,255
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                      FOREIGN                                  TOTAL
                                       ADDITIONAL    CURRENCY                              STOCKHOLDERS'
                              COMMON    PAID-IN     TRANSLATION   ACCUMULATED   TREASURY      EQUITY
                              STOCK     CAPITAL     ADJUSTMENT      DEFICIT      STOCK       (DEFICIT)
                              ------   ----------   -----------   -----------   --------   -------------
                                                            (IN THOUSANDS)
Balance, December 31,
  1998......................   $360     $670,089      $(3,412)     $ (12,677)   $(2,013)     $ 652,347
Comprehensive loss:
  Net loss..................     --           --           --        (64,540)        --
  Foreign currency
     translation............     --           --        2,966             --         --
Total comprehensive loss....                                                                   (61,574)
  Shares issued in business
     combinations...........     --        1,017           --             --         --          1,017
  Proceeds from exercise of
     stock options..........     --            7           --             --         --              7
  Make-whole payments.......     13      (24,691)          --             --        185        (24,493)
  Stock compensation
     expense................     --          219           --             --         --            219
                               ----     --------      -------      ---------    -------      ---------
Balance, December 31,
  1999......................    373      646,641         (446)       (77,217)    (1,828)       567,523
Comprehensive loss:
  Net loss..................     --           --           --       (604,611)        --
  Foreign currency
     translation............     --           --       (5,047)            --         --
Total comprehensive loss....     --           --           --             --         --       (609,658)
  Make-whole payments.......      1      (30,509)          --             --         57        (30,451)
  Warrant repurchase........     --      (17,809)          --             --         --        (17,809)
                               ----     --------      -------      ---------    -------      ---------
Balance, December 31,
  2000......................    374      598,323       (5,493)      (681,828)    (1,771)       (90,395)
Comprehensive loss:
  Net loss..................     --           --           --       (138,561)        --
  Foreign currency
     translation............     --           --       (1,377)            --         --
Total comprehensive loss....     --           --           --             --         --       (139,938)
                               ----     --------      -------      ---------    -------      ---------
Balance, December 31,
  2001......................   $374     $598,323      $(6,870)     $(820,389)   $(1,771)     $(230,333)
                               ====     ========      =======      =========    =======      =========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                           1999          2000          2001
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net loss............................................  $   (64,540)  $  (604,611)  $  (138,561)
  Loss from discontinued operations (net).............       14,652        34,353            --
                                                        -----------   -----------   -----------
  Loss from continuing operations.....................      (49,888)     (570,258)     (138,561)
  Adjustments to reconcile loss to net cash provided
     by operating activities:
     Depreciation and amortization....................      627,407       722,640       662,208
     Provision (benefit) for doubtful accounts........       32,547       116,107        (5,538)
     Deferred income tax benefit......................      (35,267)         (757)           --
     Stock compensation expense.......................          219            --            --
     Changes in operating assets and liabilities, net
       of effects from acquisitions:
       Trade and vehicle receivables, net.............      (51,262)      (30,403)       35,887
       Prepaid expenses and other assets..............      (19,531)       46,234        12,564
       Accounts payable, accrued and other
          liabilities.................................       94,421       202,650        53,789
                                                        -----------   -----------   -----------
          Net cash provided by continuing operating
            activities................................      598,646       486,213       620,349
                                                        -----------   -----------   -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Change in restricted cash...........................      420,393        (3,000)     (305,972)
  Proceeds from sale of revenue earning vehicles......    2,670,140     3,450,122     3,448,348
  Proceeds from sale of property and equipment........        8,754        30,342        36,159
  Purchases of revenue earning vehicles...............   (3,713,530)   (3,766,202)   (3,879,211)
  Purchases of property and equipment.................     (104,430)      (43,722)      (21,530)
  Payments for acquisitions, net of cash acquired.....       (1,018)       (5,714)           --
                                                        -----------   -----------   -----------
          Net cash used in continuing investing
            activities................................     (719,691)     (338,174)     (722,206)
                                                        -----------   -----------   -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Net increase (decrease) in commercial paper.........     (566,681)     (116,874)      327,606
  Proceeds from medium term notes.....................      950,000            --       715,000
  Principal payments on medium term notes.............     (605,682)           --    (1,025,583)
  Net increase (decrease) in other vehicle
     obligations......................................        9,720       (56,962)      (22,996)
  Net decrease in working capital facilities..........      (50,000)           --            --
  Proceeds from other notes payable...................      411,902         1,024        40,508
  Principal payments on other notes payable...........      (24,632)       (8,301)       (6,568)
  Proceeds from equity transactions, net..............            7            --            --
  Warrant repurchase..................................           --       (17,809)           --
  Make-whole payments.................................      (23,932)      (30,451)           --
                                                        -----------   -----------   -----------
          Net cash provided (used) by continuing
            financing activities......................      100,702      (229,373)       27,967
                                                        -----------   -----------   -----------
  Net cash provided (used) by discontinued
     operations.......................................      (46,380)       95,948        45,737
                                                        -----------   -----------   -----------
Effect of exchange rate on cash.......................         (402)         (743)          173
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents.........................................      (67,125)       13,871       (27,980)
Cash and cash equivalents, beginning of year..........      124,011        56,886        70,757
                                                        -----------   -----------   -----------
Cash and cash equivalents, end of year................  $    56,886   $    70,757   $    42,777
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      BUDGET GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Budget Group, Inc. and subsidiaries (the "Company") are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations.)

     In December 1999, the Company adopted plans to dispose of its non-core assets, primarily the retail car sales segment, VPSI, Inc. ("VPSI") and Cruise America, Inc. ("Cruise") in order to focus on car and truck rental. The net loss and net assets to be disposed of for these non-core assets are included in the accompanying consolidated financial statements under the headings discontinued operations in the consolidated statements of operations for 1999 and 2000 and net assets (liabilities) of discontinued operations in the consolidated balance sheets for 2000.

     In December 2000, the Company adopted plans to re-franchise and/or close the majority of its operations in Europe. The related operating assets have been written down to their estimated net realizable value. Long-lived assets, primarily capitalized software and goodwill, have been reviewed for impairment and written down accordingly. No additional impairment has been recorded in 2001. (See Intangibles, Including Goodwill, Computer Software Systems and Note
7)

     Company-owned vehicle rental operations are located primarily throughout the United States and Western Europe. The largest concentration, approximately 19%, of vehicle rental assets are located in the highly competitive Florida market and approximately 17% of vehicle rental assets are located in California. Franchised vehicle operations are located worldwide. Customers are mainly business and leisure travelers. No customer accounts for more than 10% of the Company's revenues.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts and operations of the Company and its majority owned subsidiaries including Team Fleet Financing Corporation ("TFFC"), which owns substantially all of the Company's fleet and BRAC (Bermuda) Holding Limited ("Bermuda"). All significant intercompany transactions and accounts have been eliminated in consolidation. TFFC and Bermuda are separate special purpose corporate entities and as such their assets are not available to pay the claims of any non-special purpose corporate entity creditors of Budget Group, Inc. or its other affiliates. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented.

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

  Changes in Accounting Estimates

     As previously mentioned, in the fourth quarter of 2000 the Company recorded charges of approximately $399,000 of which approximately 84% were non-cash items. Based on more complete information received, or settlement, the Company ultimately determined certain reserves were no longer needed in 2001. Therefore, the Company reversed approximately $21,000 related primarily to accounts receivable allowances, dealer commissions and executive separation costs.

     The Company occasionally records adjustments related to changes in actuarial estimates of its self-insurance liability (See Self Insurance Liability). The effect of these adjustments on income from continuing operations and net income was a decrease of $16,100 ($0.43 loss per basic and diluted share) for 2000.

     In the fourth quarter of 2000 and 2001, the Company recorded a charge of approximately $50,300 and $27,000, respectively ($1.35 and $0.72 loss per basic and diluted share, respectively) to adjust vehicle inventory disposal valuations resulting from a weakness in the vehicle resale market, largely related to trucks. As a result, the Company has increased its depreciation rates for revenue earning vehicles.

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

                                                                1999       2000       2001
                                                              --------   --------   --------
Balance at beginning of year................................  $ 69,040   $ 99,488   $228,180
Provision/(benefit).........................................    32,547    116,107     (5,538)
Write-offs..................................................   (12,557)   (12,089)   (60,968)
Net change in subrogation (vehicle damage) receivables......    10,007     24,674     29,552
Increase due to acquisitions................................       451         --         --
                                                              --------   --------   --------
Balance at end of year......................................  $ 99,488   $228,180   $191,226
                                                              ========   ========   ========

     In 2001 a significant amount of receivables were written off as collection efforts were exhausted.

  Revenue Earning Vehicles, Net

     Revenue earning vehicles are stated at cost less related discounts and manufacturers' incentives or fair market value at the date of acquisition, as appropriate, and are depreciated over their estimated economic lives or at rates corresponding to manufacturers' repurchase program guidelines, where applicable. Repurchase programs typically require the manufacturers to repurchase the vehicles after varying time frames at agreed upon prices (subject to defined condition and mileage standards). Depreciation rates generally range from 0.6% to 2.8% per month. Management periodically reviews depreciable lives and rates for adequacy based on a variety of factors including general economic conditions and estimated holding period of the vehicles. Gains and losses upon the sale of revenue earning vehicles are recorded as an adjustment to depreciation expense. Maintenance and repair are charged to operations currently.

  Property and Equipment, Net

     Property and equipment is recorded at cost or fair market value at the date of acquisition, as appropriate. Maintenance and repairs are charged to operations currently. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements........................  5-25 years
Furniture, fixtures and office equipment....................  3-10 years

     The carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows or expected sales proceeds. In the fourth quarter of 1999 and 2000, assets were written down by approximately $12,900 and $8,100 charge in selling, general and administrative, respectively. The 2000 charge to selling, general and administrative was due to an impairment resulting from the plan to refranchise the majority of our European operations. Although no additional impairment is indicated at December 31, 2001, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved. See "Intangibles, Including Goodwill."

  Investments

     Investments in less than majority-owned entities, where the Company demonstrates significant influence (generally ownership of 20% to 50%), are accounted for using the equity method, under which the Company's share of operating results is reflected in income as earned and dividends are credited against the investment when received. (See Note 7)

  Deferred Financing Fees

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

     In 1999, computer software of approximately $11,700 was written off and in the fourth quarter of 2000, computer software of approximately $34,138 was written off to selling, general and administrative primarily due to an impairment resulting from the plan to refranchise the majority of our European operations. (See "Description of Business" and Note 7)

     The carrying value of computer software systems is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows or expected sales proceeds.

  Intangibles, Including Goodwill

     Intangible assets, including goodwill, consist of the following at December 31:

                                                                2000       2001
                                                              --------   --------
Franchise agreements........................................  $128,641   $123,348
Trade names.................................................   170,822    164,323
Goodwill....................................................   495,068    481,070
                                                              --------   --------
                                                              $794,531   $768,741
                                                              ========   ========

     Identifiable intangible assets primarily arose from the allocation of purchase prices of businesses acquired. Franchise agreements and trade names relate to the Budget Rent a Car Corporation and Ryder TRS. Goodwill represents the excess of the purchase price over the estimated fair value of all identifiable net assets acquired. The intangible assets are amortized over the related estimated useful lives, which range from 7 to 40 years, using the straight-line method. The carrying value of intangibles is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. The Company measures impairment loss as the amount by which the carrying value of the assets exceed the fair value of the assets. Fair value is calculated as the present value of estimated future cash flows excluding interest. In the fourth quarter of 2000, intangible assets of approximately $42,100, resulting from the plan to refranchise the majority of our European operations, were written off and charged to amortization and non-vehicle depreciation. Although no additional impairment is indicated at December 31, 2001, the assessment of recoverability will be impacted if estimated projected undiscounted operating cash flows are not achieved. (See Description of Business)

     In July 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be treated using the purchase method and modifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The periodic review of impairment would be charged to results of operations in periods that the recorded value of intangibles, including goodwill, exceeds the fair value.

     Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized and are no longer subject to a 40 year maximum life. The Company is required to adopt SFAS 142 beginning January 1, 2002 and is evaluating the effect of its adoption on its results of operations and financial position although an impairment charge is possible upon adoption. However, a majority of the Company's intangibles have indefinite lives and the Company expects annual amortization expense to decrease by approximately $20,000.

     The Company's assessment under the provisions of SFAS 121 and SFAS 142 as to the recoverability of its long-lived assets including intangibles may be materially impacted in the near-term by several factors including the outcome of its recapitalization and debt restructuring efforts as described in Note 8 under "2002 Liquidity and Borrowing Requirements".

  Net Assets (Liabilities) of Discontinued Operations

     Net assets (liabilities) of discontinued operations to be disposed of, are separately classified on the accompanying consolidated balance sheets at December 31, 2000 and 2001, at their estimated net realizable values.

  Environmental Costs

     Environmental remediation costs are recorded in accounts payable, accrued and other liabilities and in direct vehicle and operating expense in the accompanying consolidated financial statements based on estimates of known environmental remediation exposures when it becomes probable that a liability has been incurred. Environmental exposures are largely related to underground storage tanks. Expenditures are expected to be made over the next two years. A receivable is recorded for amounts recoverable from third parties when collection becomes probable.

  Self Insurance Liability

     The Company is largely self insured with respect to personal and property liability claims up to specified limits. Third-party insurance is maintained in limited areas and for claims in excess of those specified limits. A liability in the amount of $99,673 and $98,192 at December 31, 2000 and 2001, respectively, which is included in accounts payable, accrued and other liabilities, is recorded for known claims and for incurred but not reported incidents based on actuarially computed estimates of expected loss. The liability recorded as a result of these actuarially computed estimates may experience material changes from year to year as incurred but not reported incidents become known and known claims are settled.

     The Company maintained letters of credit totaling $61,991 at December 31, 2001, largely in support of its insurance liability in certain states and supporting the reimbursement of claims paid by third-party claims administrators.

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

  Advertising, Promotion and Selling

     Advertising, promotion and selling expense, other than direct response advertising, is charged to expense as incurred. The Company incurred advertising expense of $43,443, $50,136 and $37,189 in 1999, 2000 and 2001, respectively.

  Derivatives

     On January 1, 2001, the Company adopted the Statements of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive loss until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Based on its current limited use of derivatives, the adoption of SFAS 133 did not have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

     The Company uses interest rate swap agreements and other instruments, which currently do not qualify as hedges as defined under SFAS 133. The purpose of these agreements is to manage the fluctuation of interest rates on the Company's floating debt portfolio. The Company also maintained an agreement that included provisions that limits the Company's market risk on an equity investment, and those provisions now qualify as derivatives under SFAS 133. The Company does not currently hedge its currency risks.

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

  Stock Options

     On April 25, 1994, the Company adopted the 1994 Incentive Stock Option Plan ("ISO Plan") and the 1994 Director's Stock Options Plan ("Director's Plan") and on July 27, 2000, the Company adopted the Budget Group, Inc. 2000 Stock Plan ("2000 Stock Plan"). The Company records compensation expense for stock options under these plans in accordance with Accounting Principles Board ("APB") Opinion
25. The Company has adopted the pro forma disclosure requirement provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

  Loss Per Share

     Basic loss per share was calculated by dividing net loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net loss available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the loss and number of shares utilized in the earnings per share ("EPS") calculations for each of the three years in the period ended December 31, 2001.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999       2000        2001
                                                             --------   ---------   ---------
Loss from continuing operations............................  $(49,888)  $(570,258)  $(138,561)
Effect of interest, distributions, and loan fee
  amortization on convertible securities -- net of income
  taxes....................................................        --          --          --
                                                             --------   ---------   ---------
Loss from continuing operations available to common
  stockholders after assumed conversion of dilutive
  securities...............................................  $(49,888)  $(570,258)  $(138,561)
                                                             ========   =========   =========
                                                               (000's)     (000's)     (000's)
Weighted average number of common shares used in basic
  EPS......................................................    36,430      37,255      37,255
Effect of dilutive securities:
  Stock options............................................        --          --          --
  Convertible debt.........................................        --          --          --
                                                             --------   ---------   ---------
Weighted average number of common shares and dilutive
  securities used in diluted EPS...........................    36,430      37,255      37,255
                                                             ========   =========   =========

     Options to purchase 4,043,371, 4,056,094 and 4,052,685 shares of Class A and Class B common stock were outstanding at December 31, 1999, 2000 and 2001, respectively, but were not included in the computation of diluted EPS as any options would be antidilutive. In addition, the effect of the Company's convertible securities was antidilutive and, accordingly, not included in the computation of diluted EPS.

  Comprehensive Loss

     Net loss is adjusted for the foreign currency translation adjustment to arrive at comprehensive loss in the accompanying consolidated statements of stockholders' equity (deficit).

  Reclassifications

     Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

  Recent Pronouncements

     In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated results of operations.

2. ACQUISITIONS

     During 1999 and 2000, the Company acquired certain Budget franchise operations. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company has allocated the cost of the acquisitions on the basis of the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The accompanying consolidated statements of operations and cash flows reflect the operations of the acquired companies accounted for as purchases from their respective acquisition dates.

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

     During 2001, as part of a continuing effort to refranchise the Company's owned locations in Europe, the Company franchised 14 locations in England, 178 locations in France, closed 19 locations in Spain, refranchised 5 locations in Spain and terminated 11 agency agreements in Germany. The refranchising effort represents the Company's strategy to reduce its financial and operating risk in Europe. In addition, the Company sold one airport location in North Carolina and one airport location in Colorado. The amounts realized through the sale of these locations approximates the book value of these assets.

4. DISCONTINUED OPERATIONS

     In December, 1999, the Company adopted plans to sell or dispose of its car sales segment, as well as certain non-core assets and subsidiaries, primarily Cruise and VPSI. The assets of the operations sold consisted primarily of vehicles, accounts receivable and property and equipment.

     During 2000, the Company sold all of its corporate owned Budget Car Sales retail facilities, two new car dealerships and its ownership interest in its car sales joint venture. On June 26, 2001, the Company sold its remaining new car dealership for $2,300, which approximated its net book value. This dealership represents the final disposition related to the Company's retail car sales segment.

     At December 31, 2001 amounts included in net liabilities of discontinued operations largely relate to warranty liabilities and reserves for lease commitments related to Budget Car Sales.

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

     The car sales segment had retail vehicle sales revenue of $574,989 and $209,473 for the years 1999 and 2000, respectively. Operating losses were $9,756 and $5,908 for the years 1999 and 2000, respectively. These amounts are not included in the revenue or operating income (loss) from continuing operations of the accompanying consolidated statements of operations.

  Cruise and VPSI

     The Company sold VPSI and 80.1% of Cruise ("Non-core Subsidiaries") effective September 30, 2000 and October 1, 2000, respectively. The initial sales price for Cruise and VPSI was approximately $27,500 and $26,200, respectively. The purchaser of Cruise America also assumed approximately $22,700 of debt.

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

     The Non-core Subsidiaries had revenue of $148,781 and $105,776 and operating income of $27,605 and $11,967 for the years 1999 and 2000, respectively. These amounts are not included in the revenue or operating income
(loss) of the accompanying consolidated statements of operations.

     In January 2002, the Company sold its remaining 19.9% interest in Cruise and settled the remaining contingency related to the disposition for an amount approximating the carrying value.

     In October 2001, the Company agreed to split an existing $9,800 note receivable due from the purchaser of VPSI into separate $4,800 and $5,000 notes. In addition, the Company accepted $3,500 in cash as full payment on the $4,800 note in October 2001 and agreed to accept a similar discounted amount in the event the purchaser repaid the remaining note on or before December 31, 2003.

5. REVENUE EARNING VEHICLES, NET

     Revenue earning vehicles, net consist of the following at December 31:

                                                                 2000         2001
                                                              ----------   ----------
Revenue earning vehicles....................................  $3,387,440   $3,289,715
Less -- accumulated depreciation............................    (511,332)    (579,987)
                                                              ----------   ----------
                                                              $2,876,108   $2,709,728
                                                              ==========   ==========

6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consist of the following at December 31:

                                                                2000        2001
                                                              ---------   ---------
Land........................................................  $  36,301   $  28,300
Buildings and leasehold improvements........................    131,242     129,917
Furniture, fixtures and office equipment....................    115,483     110,084
                                                              ---------   ---------
                                                                283,026     268,301
Less -- accumulated depreciation and amortization...........   (113,995)   (135,754)
                                                              ---------   ---------
                                                              $ 169,031   $ 132,547
                                                              =========   =========

7. PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets include purchased software and capitalized software systems development costs, net of accumulated amortization, which amounts to approximately $53,005 and $34,061 at December 31, 2000 and 2001, respectively. In addition, prepaid expenses and other assets include the Company's 20% investment in a foreign rental operation, and a 50% investment in a truck rental joint venture operating out of Budget Storage USA locations.

     On March 6, 2000, the Company entered into a ten-year marketing agreement with Homestore.com ("Homestore") whereby the Company received stock with a fair market value of approximately $70,000. The marketing agreement provides for various services including marketing, exclusive branding and online reservations. During the first 30 months of the agreement, the Homestore stock was subject to certain put provisions that guaranteed the minimum value of the stock received by the Company to be no less than approximately $70,000. In addition, the maximum value was subject to certain limitations during the first 24 months.

     In December 2000, the Company evaluated its Homestore stock taking into consideration the market value of the Homestore shares, the restriction on the sale of shares, the ultimate value of the put provision, given the effect it may have on the earnings of Homestore, and the resulting impact on the market value of the equity securities. As a result, the Company recorded a $30,000 charge, in the fourth quarter of 2000, included in selling, general and administrative, to recognize a decrease in market value that is considered to be other than temporary.

     In May and June 2001, the Company entered into a series of financing transactions aggregating $36,600 ($34,700 of cash, net of fees and interest), secured by an equity investment held by the Company (the "Equity Secured Transaction"). The transaction contains an embedded derivative (the "Embedded Equity Transaction Derivative"), which the Company recorded as a derivative financial instrument in accordance with the requirements of SFAS 133. The change in fair value of the Embedded Equity Transaction Derivative is recognized through earnings, and its changes in fair value are recorded in Prepaid Expenses and Other Assets. The changes in fair value of this instrument are approximately offset by changes in fair value of the related equity investment and has been designated as a fair value hedge of that investment. The Equity Secured Transaction matures on November 30, 2002 with certain specified optional termination dates, subject to certain terms and conditions, and requires payment equal to the fair value of the underlying equity securities at the maturity or optional termination dates.

     At December 31, 2001, the Company has an outstanding non-hedge interest rate swap with a notional amount of approximately $5,104 and a fair value of approximately $100. The change in value of this interest rate swap was not material (less than $100). The Embedded Equity Transaction Derivative was designated as a fair value hedge of the related equity investment. The change in the fair value of the Embedded Equity Transaction Derivative was a gain of approximately $35,200 for the twelve months ended December 31, 2001 and was offset by the change in value of the related equity investment. Both of these changes were recorded in Selling, General and Administrative expenses in the Consolidated Statements of Operations. The ineffectiveness of this fair value hedging relationship for the year ended December 31, 2001 was not material.

     In October 2001, the Company entered into an amended marketing agreement with Homestore canceling the put options contained in the original agreement in exchange for 4,804,560 unregistered shares of Homestore common stock which were subsequently registered with the Securities and Exchange Commission. The term of the original marketing agreement with Homestore and its requirements were extended one year to March 2011. The Company sold 1,611,644 shares in the fourth quarter of 2001 for approximately $4,570 (net of fees) and has recorded the remaining 3,192,916 shares in prepaid expenses and other assets at their estimated fair value of $4,800. The Company recorded a gain of approximately $1,724 in the fourth quarter of 2001 related to the shares received in settlement of the put option (net of fees and other consideration paid to Homestore). Deferred income amounts related to the marketing agreement is approximately $57,353 at December 31, 2001.

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

8. NOTES PAYABLE

  2002 Liquidity and Borrowing Requirements

     The Company has had recurring net losses for the three-year period ended December 31, 2001 and has a stockholders' deficit of $230,333 at December 31, 2001.

     On April 1, 2002, the Company did not make a required $18,250 interest payment to holders of our Senior Notes. As of that date, the aggregate principal amount of the Senior Notes outstanding was $400,000. The applicable grace period for the non-payment will expire on May 1, 2002. If the Company does not make the required payment on or prior to May 1, 2002, a default will exist under the indenture for the Senior Notes and, upon the request of holders of 25% or more of the Senior Notes outstanding, the trustee for the Senior Notes may declare the Senior Notes immediately due and payable. Such a payment default under the Senior Notes will, unless waived by a sufficient number of holders of the Senior Notes, trigger defaults under the working capital facility and the agreements related to our MTN's. In the case of the working capital facility, the lenders holding at least 51% of the outstanding principal amount of the loans and letters of credit may cause the acceleration of the outstanding debt under that facility. In the case of the agreements related to our MTN's and CP facility, the indenture trustees could proceed against the collateral, which consists of substantially all of our fleet vehicles.

     The Company has engaged Lazard Freres & Co. LLC ("Lazard") as financial advisor to assist it in exploring and evaluating strategic alternatives, restructuring its operations, and analyzing available capital restructuring and financial alternatives. Since its retention, Lazard has assisted us in pursuing a recapitalization of the Company, coupled with an equity or debt investment by a new financial investor. Lazard, at the Company's request, has contacted a number of potential financial investors to determine their interest in supporting a recapitalization through possible new equity or debt investment in the Company. Certain of the parties contacted have executed confidentiality agreements and commenced preliminary due diligence. The Company believes it will ultimately be able to achieve a desirable recapitalization or other strategic alternatives. However, no assurance can be given that we will be successful in attracting new investment in the Company. Furthermore, it is expected that any such investment would be conditioned upon a successful restructuring of all or a significant portion of our outstanding non-fleet indebtedness.

     On December 20, 2001 the Company reached an agreement with its lenders on amendments to the working capital facility. This amendment waives the requirement for the minimum levels for Adjusted EBITDA until February 8, 2002. The agreement also allowed for the reduction of the required collateral for the credit facility as of December 31, 2001 and reduced the working capital facility amount from $500,000 to $430,000. In 2002 the Company entered into agreements with its lenders extending the waiver period for Adjusted EBITDA requirements until April 30, 2002 and reducing the required collateral for the credit facility. It is the Company's intention to seek and believes it will be able to obtain extensions of the agreement, however, no assurances can be given that such attempt will be successful. If the Company was unable to obtain extensions of the waivers, its ability to maintain letters of credit, including those related to it fleet financing, would be limited. The inability to maintain letters of credit could have a material adverse impact on the Company's operations. This facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.00% or prime plus 0.75% (4.87% at December 31, 2001) and expires in 2003. At December 31, 2001, the Company had $427,879 in letters of credit and $0 in working capital borrowings outstanding under this facility. See "2002 Liquidity and Borrowing Requirements".

     A substantial amount of the Company's fleet financings mature, or the facilities expire, during 2002 including $885,817 in MTN's, the $485,000 CP facility and $70,553 in other fleet facilities. The Company's ability to refinance such obligations in order to maintain peak season fleet levels is likely dependent on successful completion of its recapitalization and related efforts and a failure to refinance such obligations may have a material adverse effect on the Company's operations.

     In the first quarter of 2002, certain holders of our Senior Notes formed an ad-hoc bondholders committee (the "Ad-Hoc Bondholders Committee") to evaluate restructuring alternatives with respect to the Company's outstanding non-fleet debt. The Company has agreed with the Ad-Hoc Bondholders Committee to pay for the retention of certain professionals on their behalf. The Ad-Hoc Bondholders Committee has retained financial and legal advisors and these advisors have commenced due diligence with respect to the Company. The Company has entered into preliminary discussions with the Ad-Hoc Bondholders Committee regarding certain restructuring alternatives, which could include exchanging all or a portion of our outstanding non-fleet debt for equity, new notes or cash. The Company believes that it will ultimately be able to achieve a desirable debt restructuring. However, no assurance can be given that any of these discussions will result in a restructuring of outstanding indebtedness.

     The previously mentioned circumstances and the Company's substantial indebtedness have various negative consequences for the business, including: (a) limiting the Company's ability to obtain additional financing including fleet financing; (b) limiting the Company's ability to refinance the MTN's maturing in 2002, and the CP facility and other fleet financings expiring in 2002; (c) limiting the Company's ability to use operating cash flow in other areas of its business because it must dedicate a substantial portion of these funds to debt service; (d) limiting the Company's flexibility to react to changes in our industry and changes in market conditions; and (e) increasing the Company's vulnerability to a downturn in its business. During 2001 and the first quarter of 2002, the Company was unable to generate sufficient earnings, cash flow or Adjusted EBITDA, or to borrow additional funds, to enable it to make its April 1, 2002 interest payments on the Senior Notes. The Company's ability to make these interest payments prior to the expiration of the 30-day grace period provided under the indenture for the Senior Notes is dependent on the successful completion of one or more of the strategic or debt restructuring alternatives described above. The Company believes that it will ultimately be able to achieve a desirable strategic or debt restructuring alternative. However, no assurance can be given that the Company will be successful in these efforts. If the Company is unsuccessful in completing strategic alternatives or restructuring its obligations, the Company will likely need to pursue a reorganization of the Company under the federal bankruptcy code. Even if the Company is successful in arranging for a strategic alternative or debt restructuring transaction, it is possible that the completion of any such transaction could involve the Company's reorganization under the federal bankruptcy code. Any such strategic alternative or debt restructuring transaction, whether effectuated outside of bankruptcy proceedings or under the federal bankruptcy code, will likely result in the Company's existing common stock being substantially diluted or having little or no value and its indebtedness being worth substantially less than its face value.

     In addition, the outcome of the recapitalization and debt restructuring efforts may have a material impact on the Company's ability to recover the carrying value of its long-lived assets, including intangibles. See Note 1 under the heading "Intangibles Including Goodwill".

     Notes payable consist of the following at December 31:

                                                                 2000         2001
                                                              ----------   ----------
Commercial paper............................................  $  156,938   $  484,544
Medium term notes:
  Senior....................................................   2,244,000    1,950,605
  Subordinated..............................................     482,000      464,812
Convertible subordinated notes..............................      45,000       45,000
Vehicle obligations.........................................       8,733       74,364
Senior notes................................................     400,000      400,000
Foreign notes...............................................     113,481       24,101
Other.......................................................       6,445       41,138
                                                              ----------   ----------
                                                              $3,456,597   $3,484,564
                                                              ==========   ==========

  Debt Covenants

     Many of the Company's debt obligations contain restrictive covenants; the most restrictive of which are contained in the working capital facility. The Company was in compliance with, or had obtained amendments or waivers for events of non-compliance with all covenants as of December 31, 2001. (See "Working Capital Facility")

     In early 2001, the Company reached an agreement with its lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and restricting of the payments of dividends, the amendments required the Company to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limits future cash investments in international operations and, modifies or waives certain financial covenants. The amendment requires the Company to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and defer interest payments on the trust preferred securities for five quarters which commenced with the payment due on March 15, 2001.

     On December 20, 2001 the Company reached an agreement with its lenders on further amendments to the working capital facility. This amendment waives the requirement for the minimal levels for Adjusted EBITDA until February 8, 2002. The agreement also allowed for the reduction of the required collateral, due to a borrowing base deficiency, for the credit facility for November 30, and December 31, 2001 and reduced the working capital facility amount from $500,000 to $430,000. On February 7, 2002 the Company entered into an agreement with its lenders extending the waiver period for Adjusted EBITDA until March 8, 2002 and also allowing for the reduction of the required collateral for the borrowing base requirements for January 31, 2002. On March 7, 2002 and April 8, 2002 the Company reached an agreement with its lenders to the working capital facility extending the waiver for the Adjusted EBITDA requirements through April 8, 2002 and April 30, 2002, respectively, and allowing for the reduction of the required collateral for the borrowing base requirements. See "2002 Liquidity and Borrowing Requirements" for further discussion.

  2001 Debt and Security Placements and Retirements

     On March 30, 2001, the Company entered into a $350,000 seasonal funding facility ("Seasonal Facility") that expired on October 31, 2001. The Seasonal Facility was used exclusively to purchase vehicles during the peak rental season. The Seasonal Facility was fully repaid on October 31, 2001.

     On April 16, 2001, the Company entered into a $100,000 seasonal funding facility ("Seasonal Facility-2") that bears a variable rate of interest of prime less 0.50% (or 4.25% at December 31, 2001) and matured in December 2001. In December 2001, this facility was renewed for a principal amount of $80,000 due in November 2002. On December 31, 2001 the outstanding principal amount on the Seasonal Facility-2 was $70,553. The Seasonal Facility-2 is used to purchase revenue-earning vehicles and is secured by these vehicles.

     On April 18, 2001, the Company issued $475,000 in medium term notes ("TFFC-2001-2"). The TFFC-2001-2 notes consist of senior notes and subordinated notes with monthly principal payments commencing in October 2003 with the final payment due in December 2003. The notes bear interest rates ranging from LIBOR plus 0.49% (or 2.42% at December 31, 2001) to LIBOR plus 1.94% (or 3.87% at December 31, 2001).

     On November 13, 2001, the Company entered into a $100,000 seasonal funding facility ("Seasonal Facility-3) that expired on November 30, 2001. The Seasonal Facility-3 was used exclusively to purchase vehicles and was fully repaid on November 30, 2001.

     On November 21, 2001, the Company issued $240,000 in medium term notes ("TFFC-2001-3"). The TFFC-2001-3 notes consist of senior notes and subordinated notes with monthly principal payments commencing in January 2004 with the final payment due in March 2004. The notes bear interest rates ranging from LIBOR plus 0.90% (or 2.83% at December 31, 2001) to LIBOR plus 2.93% (or 4.86% at December 31, 2001).

  Commercial Paper

     The commercial paper facility (the "CP") was renewed in June 2001 for $485,000, had an outstanding principal balance of $156,938 and $484,544 at December 31, 2000 and 2001, respectively, bears interest rates ranging from 1.95% to 2.25% at December 31, 2001, and is secured by the applicable vehicles and vehicle program receivables. The CP facility expires in June 2002. Under limited circumstances, the CP may be repaid by draws under a related bank provided liquidity facility ($400,000), or a related letter of credit ($85,000). The CP is issued periodically with maturities of up to 58 days. It is the Company's intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at December 31, 2001.

  Medium Term Notes

     Medium term notes are comprised of the notes issued in December 1996 ("TFFC-96 notes"), notes issued in April 1997 ("TFFC-97 notes"), notes issued in June 1998 ("TFFC-98 notes"), notes issued in June 1999 ("TFFC-99 notes), notes issued in April 2001 ("TFFC-2001-2") and notes issued in November 2001 ("TFFC-2001-3") collectively "MTN notes". MTN notes are secured by the underlying vehicles, manufacturer receivables and restricted cash of $4,074 and $310,046 at December 31, 2000 and 2001, respectively. Under limited circumstances the MTN notes may be repaid by draws under related letters of credit amounting to $365,888 at December 31, 2001. No amounts were drawn under the related letters of credit at December 31, 2001.

     The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $69,167 at December 31, 2001 and $166,000 at December 31, 2000, bear interest at 6.65% per annum. Monthly principal payments commenced in June 2001, with the last payment due in May 2002. The subordinated notes, with an aggregate principal balance of $10,000 at December 31, 2001 and 2000, bear interest at 7.10% per annum and are payable in full in June 2002. Interest on the TFFC-96 notes is payable monthly.

     The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $393,750 at December 31, 2001 and $472,500 at December 31, 2000, bear interest at 7.35% per annum. Monthly principal payments commenced in November 2001, with the last payment due in September 2002. The subordinated notes, with an aggregate principal balance of $27,500 at December 30, 2001 and 2000, bear interest at 7.80% per annum and are payable in full in November 2002. Interest on the TFFC-97 notes is payable monthly.

     The TFFC-98 notes consist of senior notes and subordinated notes and have an aggregate principal balance of $650,000 and $1,100,000 at December 31, 2001 and 2000, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.13% to 6.84% and have maturity dates from November 2002 to March 2006. These notes were issued in three different series. Principal payments on TFFC-98-2 commenced on March 2001 and were fully repaid on October 31, 2001. TFFC-98-3 has a senior principal amount of $425,000 bearing a fixed interest rate of 6.13% and a subordinated amount of $75,000 bearing fixed interest rates from 6.24% to 6.63% on December 31, 2001. Principal payments of $35.4 million on a monthly basis for TFFC-98-3 commence in November 2002 with the final principal payment due in March 2004. TFFC-98-4 has a senior principal amount of $127,500 bearing a fixed interest rates of 6.28% and a subordinated amount of $22,500 bearing fixed interest rates from 6.48% to 6.84% on December 31, 2001. Principal payments for TFFC-98-4 commence in November 2004 with the final principal payment due in March 2006. Interest on the TFFC-98 notes is payable monthly.

     The TFFC-99 notes consist of senior notes and subordinated notes and have an aggregate principal balance of $550,000 and $950,000 at December 31, 2001 and 2000, respectively and bear interest rates ranging from 6.70 to 7.85% and have maturity dates through July 2004. These notes were issued in three different series. TFFC-99-2 has been paid in full. TFFC-99-3 has a senior principal amount of $248,500 bearing fixed interest rates from 6.70% and a subordinated amount of $101,500 bearing fixed interest rates from 6.90% to 7.05% December 31, 2001. Principal payments for TFFC-99-3 commence in June 2002 of $248.5 million with the final payment of $101.5 million due in July 2002. TFFC-99-4 has a senior principal amount of $142,000 with fixed interest rates of 6.90% and a subordinated amount of $58,000 bearing fixed interest rates from 7.00% to 7.85% on December 31, 2001. Principal payments for TFFC-99-4 commence on May 2004 with the final payment due in July 2004. Interest on the TFFC-99 notes is payable monthly.

     The TFFC-2001-2 notes issued in April 2001 for $475,000 consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $362,188 bear interest at LIBOR plus 0.49% (or 2.42% at December 31, 2001) with principal payments commencing in October 2003 and the last payment due in November 2003. The subordinated notes, with an aggregate principal balance of $112,812 bear interest at LIBOR plus 0.94% (or 2.87% at December 31, 2001) to LIBOR plus 1.94% (or 3.87% at December 31, 2001) with the full principal payment due in December 2003. Interest on the TFFC-2001-2 notes is payable monthly.

     The TFFC-2001-3 notes issued in November 2001 for $240,000 consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $182,500 bear interest at LIBOR plus 0.90% (or 2.83% at December 31, 2001) with principal payments commencing in January 2004 and the last payment due in March 2004. The subordinated notes, with an aggregate principal balance of $57,500 bear interest at LIBOR plus 1.18% (or 3.11% at December 31, 2001) to LIBOR plus 2.93% (or 4.86% at December 31, 2001) with the full principal payment due in March 2004. Interest on the TFFC-2001-3 notes is payable monthly.

  Convertible Subordinated Notes

     In April 1997, the Company issued convertible subordinated notes with an aggregate principal amount of $45,000 bearing interest at 6.85% per annum due 2007. Upon demand, at a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock.

  Vehicle Obligations

     Vehicle obligations consist of outstanding lines of credit to purchase rental vehicles. Collateralized lines of credit consist of $8,733 and $74,364 at December 31, 2000 and 2001, respectively, for rental vehicles and mature in various months throughout 2002. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of these vehicles.

     Vehicle obligations relating to the rental fleet are generally amortized over 4 to 36 months with monthly principal payments ranging from 1.5% to 2.5% of the capitalized vehicle cost. When rental vehicles are sold, the related unpaid obligation is due. Interest payments for rental fleet facilities are due monthly at interest rates ranging from 4.25% to 7.25% at December 31, 2001. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.

  Senior Notes

     The Senior Notes consist of an aggregate principal amount of $400,000 at December 31, 2000 and 2001. The Senior Notes bear interest at 9.125% and mature in 2006.

  Foreign Notes

     The foreign notes primarily provide financing for vehicle purchases and the funding of working capital. At December 31, 2000 and 2001, approximately $111,340 and $22,713, respectively, relates to vehicle debt, while $2,141 and $1,388, respectively, relates to the funding of working capital and various other debt. The foreign notes are largely secured by vehicles, bear interest at rates ranging from 4.20% to 8.50% per annum and mature from January 2002 through 2011.

  Other Notes

     The Company and its subsidiaries had $6,445 and $41,138 of debt outstanding at December 31, 2000 and 2001, respectively, under various other credit facilities which are used primarily to provide working capital, finance operating activities and related to the Equity Secured Transaction. See Note 7.

  Working Capital Facility

     In early 2001, the Company reached agreement with its lenders on amendments to the working capital facility. In addition to being secured by cash, accounts receivable and vehicles and the restricting of the payment of dividends, the amendments required the Company to provide additional collateral in the form of trademarks, liens on certain real estate and furniture and equipment, limited future cash investments in international operations and, modified or waived certain financial covenants. The amendment required the Company to maintain certain minimal levels of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") and deferred interest payments on the trust preferred securities for five quarters commencing with the payment due on March 15, 2001. The facility, which allowed up to $550,000 in letters of credit and a $25,000 line of credit, may not have been fully utilized unless a seasonal debt facility for no less than $350,000 was in place prior to April 30, 2001 and the CP liquidity facility or a similar facility, was renewed in the amount of at least $400,000. The seasonal facility was secured in March 2001.

     In July of 2001, the Company experienced a shortfall in its borrowing base. The borrowing base supports outstanding letters of credit under the Company's working capital facility and requires the Company to provide collateral in the form of liens on cash, accounts receivables, owned fleet, trademarks, certain real estate and furniture and equipment. The Company obtained a waiver to cure the shortfall. In conjunction with the waiver, the Company's working capital facility was reduced to $500,000 from $550,000.

     Maturities schedule of aggregate notes payable at December 31, is as follows:

YEAR ENDING DECEMBER 31,                                         AMOUNT
------------------------                                       ----------
2002........................................................   $1,505,206
2003........................................................      956,685
2004........................................................      422,746
2005........................................................      135,520
2006........................................................      415,770
Thereafter..................................................       48,637
                                                               ----------
                                                               $3,484,564
                                                               ==========

     The above table does not reflect any acceleration of scheduled maturities.

9. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY

     Proceeds from the Company obligated mandatorily redeemable preferred securities ("trust preferred securities") were used by a subsidiary to invest in subordinated debentures of the parent Company, which represents substantially all of the subsidiary's assets. The Company ultimately used the proceeds to fund the redemption of certain of the Company's outstanding indebtedness. The Company has issued a subordinated guarantee of the subsidiary's obligations under the trust preferred securities. The 6,000,000 shares of trust preferred securities issued and outstanding are reflected in the balance sheet as "Company Obligated Mandatorily Redeemable Securities of Subsidiary", while dividends are reflected in the consolidated statements of operations as a minority interest captioned as "Distributions on trust preferred securities".

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

     In February 2001, the Company exercised its option to defer the interest payments due on March 15, June 15, September 15 and December 15, 2001. The Company is required to defer the interest payment due on March 15, 2002 on the trust preferred securities under the working capital amendment.

10. RELATED PARTY TRANSACTIONS

     The Company leases facilities from an entity owned by certain stockholders. Operating lease payments for the years ended December 31, 1999, 2000 and 2001, were $2,044, $1,813 and $1,789, respectively. The entity assigned lease payments from the Company to a bank.

     Approximately $4,736, $76 and $21 cash and cash equivalents are on deposit with or being held as agent for the Company by a bank at December 31, 1999, 2000 and 2001, respectively. A stockholder and director of the Company served on the bank's board of directors.

     A director of the Company is a managing director of Credit Suisse First Boston Corporation ("CSFBC"), an investment banking firm which periodically performs services for the Company for which it receives compensation and is the lead bank in the Company's working capital facility. CSFBC and its affiliates have provided extensive services to the Company in connection with certain of the Company's debt facilities, acquisitions and public offerings of securities. Most recently, during 1998 CSFBC acted as lead underwriter in connection with the offering of 6.25% trust preferred securities of Budget Group Capital Trust in June 1998 and served as the Company's financial advisor in connection with the Company's acquisition of Ryder TRS in June 1998, and acted as underwriters for both the Senior Notes in April 1999 and the TFFC-99 notes issued in June 1999 and acted as intermediary in the Equity Secured Transaction. Fees paid to CSFBC were approximately $20,000, $1,252 and $2,249 in 1999, 2000 and 2001, respectively.

     A director of the Company is a managing director of McDonald Investments Inc. ("McDonald") which performs financial advisory services related to the Company's 401(k) and pension plan. In 2001, the Company paid McDonald $290 in advisory fees. The Company also paid McDonald approximately $48 in transaction fees for the sale of equity securities.

     In December 1998, the Company's executive officers participated in the Company's Executive Share Purchase Program ("the Program"). Under the Program, executive officers purchased Class A common stock with funds provided by Key Bank N.A. ("Key Bank"). The Company purchased the Class A common stock on behalf of the officers in December 1998, prior to the finalization of the loans and was repaid with the funding of the Key Bank loans in January 1999. Interest on the loans is due quarterly and paid by the Company to Key Bank and is to be reimbursed by the officer to the Company from the officer's annual incentive award. Reimbursement of interest by the officers to the Company will be forgiven if the price of the Class A common stock or financial results reach certain performance targets or under other specified circumstances. In August 2000, the Company paid Key Bank approximately $3,564 for the outstanding loans and interest of the Program. The Company recorded a charge of approximately $3,097 in 2000 to reduce the loan balance to the value of the underlying collateral and in April 2001 the officers surrendered the Class A common stock in exchange for note forgiveness resulting in a charge of approximately $8.

     On September 30, 2000, the Company sold VPSI to a group of investors that includes a director of the Company for $26,200 (See Note 4). In October 2001, the Company agreed to split an existing $9,800 note receivable due from the purchaser of VPSI into separate $4,800 and $5,000 notes. In addition, the Company accepted $3,500 in cash as full payment on the $4,800 note and agreed to accept a similar discounted amount in the event the purchaser repaid the remaining note on or before December 31, 2003. The note originally had payments due through September 2005.

     In June 2000, the Company entered into an agreement to sell vehicles and personal property of three retail car sales locations in Colorado for approximately $3,800 and lease the real property of these locations to a group of investors, that includes two directors of the Company.

     In June 2001, the Company sold a franchise location in North Carolina to a group of investors that includes a director of the Company. The sales price was approximately $131 and included assets with a net book value of approximately $31.

     The Company paid one of its board of director members approximately $46 for consulting services during 2001.

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

     Expense for operating leases and airport concession fees, which are included in direct vehicle and operating in the Consolidated Statements of Operations, consist of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
Revenue earning vehicles.............................  $ 56,461   $ 96,859   $ 60,994
Facilities:
  Minimum rentals....................................    77,463     74,024     66,324
  Contingent rentals.................................    43,194     52,533     45,502
                                                       --------   --------   --------
          Total......................................  $177,118   $223,416   $172,820
                                                       ========   ========   ========

     Future minimum payments under noncancellable leases and concession agreements at December 31, 2001, are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................   $ 40,630
2003........................................................     21,502
2004........................................................     18,263
2005........................................................     17,618
2006........................................................     16,663
Thereafter..................................................     27,942
                                                               --------
                                                               $142,618
                                                               ========

12. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                             1999      2000     2001
                                                           --------   ------   ------
Continuing operations
  Current:
     Federal.............................................  $    193   $   --   $   --
     State...............................................     2,773    2,774    1,660
     Foreign.............................................     1,734    1,671    1,768
     Deferred............................................   (28,526)    (757)      --
                                                           --------   ------   ------
          Total continuing operations....................   (23,826)   3,688    3,428
                                                           --------   ------   ------
Discontinued operations
  Loss from operations...................................      (200)      --       --
  Estimated loss from disposal...........................    (8,780)      --       --
                                                           --------   ------   ------
          Total discontinued operations..................    (8,980)      --       --
                                                           --------   ------   ------
                                                           $(32,806)  $3,688   $3,428
                                                           ========   ======   ======

     The provision (benefit) for income taxes for income (loss) from continuing operations differs from the amount computed using the statutory federal income tax rate as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1999       2000        2001
                                                        --------   ---------   --------
Income tax benefit at federal statutory rate..........  $(19,237)  $(203,761)  $(40,443)
Distributions on trust preferred securities...........    (6,563)     (6,563)    (6,853)
Nondeductible portion of amortization of
  intangibles.........................................     3,446       4,368      3,867
State tax provision (benefit), net of federal
  benefit.............................................    (1,881)    (13,929)      (271)
Change in valuation allowance.........................        --     223,097     46,855
Other.................................................       409         476        273
                                                        --------   ---------   --------
                                                        $(23,826)  $   3,688   $  3,428
                                                        ========   =========   ========

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, relate to the following:

                                                                2000       2001
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $294,325   $366,110
  Estimated self insurance liability........................    42,497     43,142
  Accrued expenses -- pension...............................     6,351      6,276
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................    29,319     25,716
  Business tax credit carryforwards.........................     6,792      6,792
  Foreign tax credit carryforwards..........................     2,632      2,632
  Alternative minimum tax carryforwards.....................     2,970      2,970
  Foreign tax assets and net operating loss carryforwards...    56,927     59,973
  Non-deductible reserves, accrued expenses, investments and
     other..................................................    55,633     36,033
                                                              --------   --------
          Total gross deferred tax assets...................   497,446    549,644
          Less -- valuation allowance.......................  (279,213)  (319,511)
                                                              --------   --------
                                                               218,233    230,133
Deferred tax liabilities:
  Difference between book and tax bases of revenue earning
     vehicles and property and equipment....................   101,634    115,369
  Intangibles...............................................   111,624    109,789
  Other.....................................................     4,975      4,975
                                                              --------   --------
          Total gross deferred tax liabilities..............   218,233    230,133
                                                              --------   --------
          Net deferred tax liability........................  $     --   $     --
                                                              ========   ========

     The Company has federal and state net operating loss carryforwards available to offset future taxable income. At December 31, 2001, the Company and its subsidiaries have federal tax loss carryforwards of approximately $963,449 expiring through December 2021 and foreign tax loss carryforwards of $157,824. The Company has recorded a valuation allowance for a portion of the acquired net operating loss carryforwards and other credit carryforwards due to the uncertainty of their ultimate realization. Any subsequently recognized tax benefits attributed to the change in the valuation allowance related to acquisitions will reduce intangibles.

     The Company has also recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of federal net operating losses, tax credit carry forwards and foreign net operating losses whose realization is uncertain. The increase in the valuation allowance primarily relates to 2000 and 2001 federal and foreign net operating losses and certain expenses not currently deductible for tax purposes. Any subsequently recognized tax benefits related to the change in the valuation allowance related to the federal net operating losses ($192,475) or the foreign net operating losses ($59,973) will reduce income tax expenses as taxable income is earned or will reduce tax expenses or increase income tax benefits when the realization of these tax benefits is otherwise deemed to be more likely than not.

13. PENSION AND OTHER BENEFIT PLANS

     Substantially all employees of the United Kingdom and certain employees in the U.S. are covered under noncontributory pension plans. Plan benefits are based on final average compensation. The Company's funding policy for the domestic plan is to contribute the minimum ERISA contribution required under the projected unit credit actuarial cost method. The domestic defined benefit pension plan has been suspended. As a result of this suspension, employees earn no additional benefits under the plan. The domestic plan is supplemented by an unfunded, nonqualified plan providing benefits (as computed under the benefit formula) in excess of certain limits. The cost of the supplemental plan was approximately $594 in 1999, $583 in 2000 and $563 in 2001.

     The Company maintains an unfunded, nonqualified plan providing benefits to certain of its officers, (the "Executive Protection Plan") based on percentage of final compensation. The cost of the Executive Protection Plan was approximately, $420 in 1999, $364 in 2000 and $418 in 2001.

     The Company also maintains a Savings Plus Plan. Under this plan, an eligible employee of the Company, or its participating subsidiaries, who has completed one year of continuous service and enrolls in the plan may elect to defer from 1% to 15% of specified compensation under a "cash or deferred arrangement" under Section 401(k) of the Internal Revenue Code, subject to certain limitations. The Company contributes 60% on the first 6% of each participating employee's eligible salary deferrals to various funds established by the plan, plus an additional contribution at the discretion of the Board of Directors, based on a percentage of an employee's total cash compensation. The cost of the plan was approximately $1,670, $1,236 and $2,857 in 1999, 2000 and 2001, respectively.

     Each of the Company's defined benefit plan's accumulated benefit obligation exceeds the plan's assets at December 31, 2000 and 2001. The following table sets forth the domestic and foreign pension plans funded status and amounts recognized in the Company's consolidated financial statements at December 31, 2000 and 2001:

                                                                 2000                 2001
                                                          ------------------   ------------------
                                                          DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                                           PLANS      PLAN      PLANS      PLAN
                                                          --------   -------   --------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $ 37,745   $16,515   $ 35,363   $18,904
  Service cost..........................................        90     1,852         90     1,294
  Interest cost.........................................     2,267       852      2,127     1,083
  Benefits paid.........................................    (1,633)     (266)    (1,673)     (208)
  Settlement gain and payments..........................        --        --     (2,489)       --
                                                          --------   -------   --------   -------
  Actuarial (gain)/loss.................................    (3,106)      (49)    (4,207)   (6,398)
                                                          --------   -------   --------   -------
Benefit obligation at end of year.......................    35,363    18,904     29,211    14,675
                                                          --------   -------   --------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year........    22,295    13,063     18,788    12,300
  Actual return on plan assets..........................    (3,006)   (1,401)    (2,862)   (1,931)
  Employer contributions................................     1,132       904      1,174       440
  Settlement payments...................................        --        --     (1,482)       --
                                                          --------   -------   --------   -------
  Benefits paid.........................................    (1,633)     (266)    (1,673)     (208)
                                                          --------   -------   --------   -------
Fair value of plan assets at end of year................    18,788    12,300     13,945    10,601
                                                          --------   -------   --------   -------
Funded Status...........................................   (16,575)   (6,604)   (15,265)   (4,074)
Unrecognized prior service cost.........................       876        --        104        --
Unrecognized net (gain)/loss............................      (471)    5,896     (1,368)    2,202
                                                          --------   -------   --------   -------
Prepaid (accrued) pension cost..........................  $(16,170)  $  (708)  $(16,529)  $(1,872)
                                                          ========   =======   ========   =======
Components of net periodic pension cost:
  Service cost..........................................  $     90   $ 1,852   $     90   $ 1,294
  Interest cost.........................................     2,267       852      2,127     1,083
  Expected return on assets.............................    (1,872)   (1,073)    (1,574)   (1,021)
  Amortization of prior service cost....................        68       102         68       257
  Actuarial loss........................................       (30)       --       (390)       --
                                                          --------   -------   --------   -------
          Total expense.................................  $    523   $ 1,733   $    321   $ 1,613
                                                          ========   =======   ========   =======
Weighted-average discount rate..........................      6.25%     5.75%      7.25%     6.25%

     No compensation increase has been assumed, as no additional benefits will be earned under the domestic plans other than the Executive Protection Plan. The assumed compensation increase under the Executive

Protection Plan for 2000 and 2001 was 5.00% and was 6.00% for 2000 and 2001 under the foreign plan. The expected long-term rate of return on plan assets for 2000 and 2001 was 8.50%.

  Stock Options

     On April 25, 1994, the Company adopted the ISO Plan and the Director's Plan. On May 18, 2000, the stockholders approved the 2000 Stock Plan. The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net loss and EPS would have been changed to the following pro forma amounts:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1999       2000        2001
                                                       --------   ---------   ---------
Net loss from continuing operations
  As Reported........................................  $(49,888)  $(570,258)  $(138,561)
  Pro Forma..........................................   (60,373)   (582,123)   (149,323)
EPS -- Basic and diluted
  As Reported........................................     (1.37)     (15.31)      (3.72)
  Pro Forma..........................................     (1.66)     (15.63)      (4.01)

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

     In 2001, the Company agreed to issue up to 709,250 stock grants to key individuals. These stock grants will be awarded to the key individuals provided that they remain an employee of the Company through December 31, 2002.

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

     A summary of the status of the Company's stock option plans at December 31, 1999, 2000 and 2001, and activity during the years then ended is presented in the table and narrative below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding -- December 31, 1998............................   3,637,317       24.38
  Granted...................................................   1,774,700        9.86
  Exercised.................................................        (702)      10.68
  Forfeited/Cancelled.......................................  (1,367,944)      23.48
                                                              ----------
Outstanding -- December 31, 1999............................   4,043,371       18.34
  Granted...................................................   3,014,760        4.62
  Exercised.................................................          --          --
  Forfeited/Cancelled.......................................  (3,002,037)      18.34
                                                              ----------
Outstanding -- December 31, 2000............................   4,056,094        8.14
  Granted...................................................     824,000        2.28
  Exercised.................................................          --          --
  Forfeited/Cancelled.......................................    (827,409)      12.63
                                                              ----------
Outstanding -- December 31, 2001............................   4,052,685        6.03
                                                              ==========       =====

     As of December 31, 2001, options for 3,730,425 shares and 322,260 shares of Class A and Class B common stock, respectively, remained outstanding under the Company's stock option plans.

     At December 31, the options exercisable, weighted average exercise price and the weighted average fair value of options granted are as follows:

                                                         1999        2000        2001
                                                      ----------   --------   ----------
Exercisable at end of year --
  Shares............................................   1,419,584    767,858    1,416,186
  Weighted average exercise price...................  $    22.82   $  15.43   $     8.68
Weighted average fair value of options granted
  during the year...................................  $     5.90   $   3.02   $     1.63

     At December 31, 2001, the options outstanding have exercise prices and contractual lives as follows:

                                                                         CONTRACTUAL
                                                              EXERCISE      LIFE
NUMBER OF SHARES                                               PRICE      REMAINING
----------------                                              --------   -----------
  1,812,010.................................................    4.06         8.4
    537,600..................................................  11.00         7.2
    531,000..................................................   2.30         9.5
    200,000..................................................   3.63         8.6
    150,000..................................................   4.00         8.8
    145,125..................................................  22.38         5.3
    120,000..................................................   8.31         8.1
    105,000..................................................   2.30         9.5
     85,750.................................................   17.88         6.7
     50,000.................................................    7.75         8.0
     50,000.................................................    2.30         9.5

     The remaining 266,200 options have exercise prices between $1.33 and $19.75, with a weighted average exercise price of $7.86 and a weighted average remaining contractual life of 7.8 years. Of these options, 102,446 are exercisable with a weighted average exercise price of $11.96.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For options granted under the ISO Plan and the 2000 Stock Plan a weighted average risk-free rate of return of 5.05%, 6.52% and 4.65% and expected lives of five years were assumed for 1999, 2000 and 2001, respectively. For options granted under the Directors' Plan, a risk-free rate of return of 4.75%, 6.75% and 4.63% and expected lives of seven years were assumed for 1999, 2000 and 2001, respectively. Additionally, for each option plan there was no expected dividend yield and an expected volatility of 65.7%, 73.4% and 86.9% for 1999, 2000 and 2001, respectively.

14. COMMITMENTS AND CONTINGENCIES

     For many years, Ford Motor Company ("Ford") has been BRACC's principal supplier of vehicles and held an equity interest in the Company from the time of the acquisition of BRACC through October 6, 1997. In model year 1999 and 2000, approximately 70% of BRACC's U.S. vehicle purchases were comprised of Ford vehicles. Under the terms of the supply agreement that was entered into concurrently with the BRACC Acquisition, the Company agreed to purchase or lease Ford vehicles in such a quantity that the percentage of new Ford vehicles purchased or leased by the Company in the United States, Canada, and other countries outside the European Union represent 70% of the total new vehicle acquisitions by the Company, or a minimum quantity of at least 80,000 vehicles in the United States in each model year. In model year 2001, the Company purchased approximately 120,500 Ford vehicles. Given the volume of vehicles purchased from Ford by the Company, shifting significant portions of the fleet purchases to other manufacturers would require lead time and certain operational changes. As a result, any inability by Ford to supply the Company with the planned number and types of vehicles, any significant decline in the quality and customer satisfaction with respect to Ford vehicles or any failure of the parties to reach an agreement on the terms of any purchases could have a material effect on the Company's financial condition and results of operations.

     The Company agreed to pay Ford, on September 1, 1998, and on each anniversary through September 1, 2004, an annual royalty equal to the greater of
(i) one percent of net vehicle revenue of BRACC locations owned prior to the Budget Acquisition for the prior model year, or (ii) a specified minimum amount (equal to $9,900 for the September 1, 1998, annual royalty payment and subject to adjustment for each annual period thereafter, based upon changes in the consumer price index). The minimum royalty payable with respect to each model year will be reduced by a stated amount for each Ford vehicle purchased by the Company and its affiliates and franchisees in excess of 123,000 Ford vehicles. The aggregate of all royalties paid to Ford over the term of the agreement is subject to a limit of $100,000. For the years ended September 1, 1999, 2000 and 2001, no amounts were due to Ford under this royalty agreement.

  Litigation

     The Company terminated the franchise agreement of its franchisee in Germany ("Sixt") effective May 1997 based on violations of provisions in the underlying franchise agreement. Sixt challenged the franchise termination and on May 14, 1998 the Court of Munich held that the termination was invalid due to technical deficiencies. The Company appealed and on April 15, 1999 the Munich appellate court held that the Company's termination was valid. Sixt appealed and on January 18, 2001 the German Supreme Court rejected Sixt's appeal thereby affirming the validity of the May 1997 termination. No further appeals can be taken against the ruling and the Company is now proceeding to claim damages before the Court of Munich, including damages related to Sixt's continued use of the Budget name and logo after the termination of the franchise agreement.

     The Company has a trademark license with Ryder Systems, Inc. ("RSI") to use the "Ryder TRS" trademark in the conduct of the Ryder TRS truck rental business until December 2004. In the process of transitioning the Ryder TRS consumer truck rental business to the Budget brand, the Company aired a television commercial, ran a print ad and engaged in other marketing activities which had not been approved by RSI. As a result, RSI filed an action in the U.S. District Court in New York seeking a Temporary Restraining Order ("TRO") and provided the Company with notification of the termination of the License Agreement. Just prior to the hearing on RSI's request for a TRO, which was scheduled for March 5, 2002, the Company agreed to discontinue the advertising and marketing activities objected to by RSI. RSI agreed to withdraw its request for a TRO and both parties agreed to meet in search of an amicable resolution of the dispute. The meeting is presently scheduled for early April 2002.

     Litigation arising in the normal course of business is pending against the Company. Management believes that the Company has meritorious defenses to all significant litigation and that the ultimate outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Environmental Matters

     The Company has recorded amounts, which in management's best estimate will be sufficient to satisfy anticipated costs of known remediation requirements. At December 31, 2001, the Company has accrued $2,023 for estimated environmental remediation costs and expects to expend approximately $1,369 during 2002. Amounts receivable from third parties for reimbursement of remediation expenditures are not significant.

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

  Cash and Cash Equivalents, Restricted Cash, Trade and Vehicle Receivables and Accounts Payable, Accrued and Other Liabilities

     The carrying amounts of these financial assets and liabilities at December 31, 2000 and 2001 approximate fair value because of the short maturity of these instruments.

  Notes Payable

     The carrying amount of a portion of the Company's notes payable approximates fair market value at December 31, 2000 and 2001, since the debt is at floating interest rates. The carrying amount of the Company's fixed-rate notes payable, other than Senior Notes and Trust Preferred Securities, approximates fair value at December 31, 2000 and 2001, because such notes do not have terms that differ materially from those currently available to the Company. The Company's Senior Notes and Trust Preferred Securities have recently been traded at significant discounts to face value.

16. SUPPLEMENTAL CASH FLOW DISCLOSURES

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

     The Company paid interest of $201,877, $261,406 and $229,205 in 1999, 2000 and 2001, respectively.

     Income taxes of $4,507, $5,962 and $2,332 were paid in 1999, 2000 and 2001, respectively.

     On occasion, the Company acquires goods and services in exchange for revenue earning vehicles. During 1999, 2000 and 2001, revenue earning vehicles in the amount of $2,725, $2,521 and $1,965 respectively, were exchanged for goods and services.

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

     Segment information for the year ended December 31, 2001 is as follows:

                                                                          CORPORATE
                                 CAR RENTAL    CAR RENTAL      TRUCK         AND
                                  DOMESTIC    INTERNATIONAL    RENTAL    ELIMINATIONS   CONSOLIDATED
                                 ----------   -------------   --------   ------------   ------------
Operating revenue..............  $1,428,336     $183,180      $647,156     $(97,942)     $2,160,730
Depreciation and
  amortization.................     455,677       16,180       189,450          902         662,209
Operating income (loss)........     139,650      (46,988)       43,719      (13,167)        123,214
Income (loss) from continuing
  operations before income
  taxes........................     (17,429)     (58,953)      (51,822)      12,653        (115,551)

                                                       DOMESTIC    FOREIGN    CONSOLIDATED
                                                      ----------   --------   ------------
Operating revenue...................................  $1,977,550   $183,180    $2,160,730
Long-lived assets...................................     981,428      5,407       986,835

     Foreign operations include rental and royalty revenues primarily from Europe, Australia and New Zealand.

18. SIGNIFICANT NON-CASH TRANSACTIONS

     In March 2000, approximately $70,000 of deferred income, resulting from the Homestore marketing agreement, has been recorded and included in accounts payable and accrued and other liabilities. The deferred income is being recognized on a straight-line basis over the life of the agreement (initially 10 years and extended by one year). Under the terms of the agreement, the Homestore website offers free online truck rental quotes and reservations and the Budget Truck Group rental fleet will display the Homestore logo. In addition, Homestore is or will be included in yellow page advertisements and various promotional materials. (See Note 7). As a result of this alliance, the Company and Homestore have been actively involved in developing these and other joint promotional programs and activities.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table is a summary of quarterly information for the years ended December 31, 2000 and 2001 (in thousands except per share data).

                                                         2000                                         2001
                                      ------------------------------------------   ------------------------------------------
                                                  THREE MONTHS ENDED                           THREE MONTHS ENDED
                                      ------------------------------------------   ------------------------------------------
                                      MARCH 31   JUNE 30    SEPT 30    DEC 31(3)   MARCH 31   JUNE 30    SEPT 30     DEC 31
                                      --------   --------   --------   ---------   --------   --------   --------   ---------
Operating revenue...................  $560,766   $640,314   $702,244   $ 533,048   $529,484   $577,568   $610,166   $ 443,512
Operating income (loss).............     3,526     91,019     97,240    (476,651)   (22,458)    81,944    114,939     (51,211)
Income (loss) from continuing
  operations........................   (29,945)     9,936     11,251    (561,500)   (95,062)    11,264     48,238    (103,001)
Average shares
  outstanding -- basic..............    37,248     37,250     37,250      37,255     37,255     37,255     37,255      37,255
Income (loss) from continuing
  operations per share -- basic
  (1)...............................     (0.80)      0.27       0.30      (15.07)     (2.55)      0.30       1.29       (2.76)
Average shares
  outstanding -- diluted............    37,248     37,274     37,308      37,255     37,255     37,278     48,025      37,255
Income (loss) from continuing
  operations per share -- diluted
  (1)...............................     (0.80)      0.27       0.30      (15.07)     (2.55)      0.30       1.12       (2.76)
Market price of stock (2)
    High............................   10.4375     5.3125       4.75      3.9375       3.25       3.88       3.64        1.60
    Low.............................    4.0625       3.25       3.50        1.19       1.33       1.81       1.25        0.59

---------------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total for the year.
(2) On April 5, 2002 (i) the closing sale price of the Class A common stock as reported on the Over-the Counter Bulletin Board was $0.17 and (ii) there were approximately 390 holders of record of the Class A common stock and three holders of record of the Class B common stock.
(3) In the quarter ended December 31, 2000, the Company recorded a $399,000 charge for one-time and other items, which consist primarily of costs associated with the refranchising of the European operations, charges related to asset valuations, adjustments related to truck inventory disposal valuations, and charges related to uncollectible accounts receivable.

     On December 10, 2001 the Company was notified by the NYSE that it was not in compliance with the NYSE's continued listing criteria because it's market capitalization was less than $50,000 over a consecutive 30 trading-day period, its stockholders equity was less than $50,000 and the average closing price of its common stock was less than $1.00 per share over a consecutive 30 trading-day period. On March 20, 2002 the NYSE announced that our common stock would be de-listed prior to the NYSE opening on March 28, 2002. Beginning March 28, 2002 the Company's Class A common stock has been traded on the National Association of Security Dealers Over-the-Counter Bulletin Board under symbol BDGPA.

     The Company has never paid any cash dividends on its common stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 2002.

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:      /s/ SANFORD MILLER
                                            ------------------------------------
                                                       Sanford Miller
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2002.

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

             /s/ SANFORD MILLER                    Chairman of the Board, Chief Executive
--------------------------------------------         Officer and Director
               Sanford Miller

            /s/ WILLIAM JOHNSON                    Chief Financial Officer (Principal Financial
--------------------------------------------         Officer)
              William Johnson

             /s/ THOMAS L. KRAM                    Vice President, Controller (Principal
--------------------------------------------         Accounting Officer)
               Thomas L. Kram

           /s/ RONALD D. AGRONIN                   Director
--------------------------------------------
             Ronald D. Agronin

            /s/ MORRIS BELZBERG                    Director
--------------------------------------------
              Morris Belzberg

           /s/ JEFFREY D. CONGDON                  Director
--------------------------------------------
             Jeffrey D. Congdon

          /s/ F. PERKINS HIXON, JR                 Director
--------------------------------------------
           F. Perkins Hixon, Jr.

             /s/ MARK R. SOTIR                     Director
--------------------------------------------
               Mark R. Sotir

            /s/ JOHN P. KENNEDY                    Director
--------------------------------------------
              John P. Kennedy

          /s/ DR. STEPHEN L. WEBER                 Director
--------------------------------------------
            Dr. Stephen L. Weber

                                                   Director
--------------------------------------------
              Martin P. Gregor