Form 10-K/A
period 2001-12-31
BUDGET GROUP INC
filed 2002-04-30
CIK 922471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                         (AMENDMENT NO. 1 TO FORM 10-K)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Form 10-K/A amends the Form 10-K filed by Budget Group, Inc. (the "Company" or "Budget") on April 10, 2002 for the fiscal year ended December 31, 2001. This Form 10-K/A is being filed solely to set forth the information required by PART III (Items 10, 11, 12 and 13) of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A amends PART III of the Company's original Form 10-K filing only, and all other portions of the Company's original 10-K filing remain in effect.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Company's directors are as follows:

     Ronald D. Agronin, 64, was first elected as a director in April 1994. He has been a consultant for Black Clawson Company ("Black Clawson"), a manufacturer of paper making machinery, and United Container Machinery, Inc. ("United Container Machinery"), a corrugating machinery manufacturer, since April 1998. From 1993 to April 1998, Mr. Agronin was Vice Chairman of Black Clawson and President and Chief Executive Officer of United Container Machinery. He served as Executive Vice President and Chief Operating Officer of Black Clawson from 1987 to 1993. Mr. Agronin is the first cousin of Mr. Miller. Mr. Agronin is a member of the Audit Committee and the Chairman of the Finance Committee of the Board of Directors.

     John P. Kennedy, 57, was first elected as a director in April 1994 and served as Vice Chairman of the Board of Directors from May 1997 until his retirement in December 1998. From August 1994 to May 1997, he was Budget's President and Chief Operating Officer. From November 1991 to August 1994, he was Chairman and President of Metro West, Inc., whose wholly owned subsidiary previously owned Budget's San Diego airport operations. From November 1990 to November 1991, he was an independent consultant to the vehicle rental industry. From July 1985 to August 1989, he served as President of NYRAC, Inc. d/b/a Budget Rent a Car of Kennedy and La Guardia Airports. From 1968 to 1984, he served in various capacities with Avis, Inc., including Vice President of Operations. Mr. Kennedy is the Chairman of the Audit Committee and a member of the Finance Committee of the Board of Directors.

     Mark Sotir, 38, was named as a director effective February 12, 2002. Mr. Sotir has been President since January 2000 and Chief Operating Officer since May 3, 2000. He has served in management positions for Budget Rent A Car ("BRACC") since April 1995. He served as President, North America, BRACC from January 1999 to December 1999. From August 1998 to January 1999, he was Senior Vice President, Operations; from June 1997 to August 1998 he was Senior Vice President, Marketing; from June 1996 to June 1997 he was Vice President, Marketing; and from April 1995 to June 1996 he was Vice President, Revenue Management. Prior to joining BRACC, Mr. Sotir was Marketing Manager for The Coca-Cola Company from August 1994 to April 1995 and was Senior Production Manager from July 1993 to August 1994. Mr. Sotir is a member of each of the Nominating Committee and the Finance Committee of the Board of Directors.

     Jeffrey D. Congdon, 58, was first elected as a director in April 1994. Mr. Congdon has served as Chairman of VPSI Acquisition Corporation since October 2000. He was Vice Chairman of the Board of Directors from January 1991 to May 31, 2000. From January 1991 to March 1998, Mr. Congdon also served as Budget's Chief Financial Officer. From December 1990 until March 1999, he was Secretary and Treasurer of Tranex Credit Corporation, which provided financing for purchases of previously owned vehicles. From 1980 to 1989, he was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1982 to 1996, Mr. Congdon owned and operated retail new and/or used vehicle sales operations in Indianapolis, Indiana. Mr. Congdon is a member of the Compensation Committee of the Board of Directors.

     Dr. Stephen L. Weber, 60, was first elected as a director in April 1994. Since June 1996, Dr. Weber has been the President of San Diego State University. From August 1995 to June 1996, he was the Interim Provost of the State University of New York System. From 1988 until June 1996, he was President of the State University of New York, College at Oswego. Dr. Weber is the Chairman of the Nominating Committee and a member of the Compensation Committee of the Board of Directors.

     F. Perkins Hixon, Jr., 43, was first elected as a director in April 1998. He has served since February 1996 as a managing director in Credit Suisse First Boston Corporation's ("CSFBC") New York Investment Banking Department, where he was first employed as an associate in 1985. Mr. Hixon also serves as a member of CSFBC's Worldwide Investment Banking and Investment Committees. Mr. Hixon is a member of the Finance Committee of the Board of Directors.

     Sanford Miller, 49, has been the Chairman of the Board of Directors and Chief Executive Officer and a director since April 1994. From August 1991 to August 1994, he was Vice President of Tranex Rentals of New York, Inc. ("Tranex"), which operated the Albany and Rochester Budget franchises, and from December 1991 to August 1994, was Vice President of Capital City Leasing, Inc. ("Capital City"), which operated the Richmond, Virginia Budget franchise. From 1989 to 1991, Mr. Miller served as Director of Marketing, Special Accounts, for BRACC. From 1981 to 1989, Mr. Miller was an executive officer and principal stockholder of corporations that owned and operated 30 Budget franchises that were sold to BRACC in 1989. From 1979 to 1981, he was North East Regional Field Operation Manager for BRACC. Mr. Miller served as President of the American Car Rental Association, a nationwide industry trade association, in 1993. Mr. Miller is also a director of Tranex Credit Corporation and Peninsula Bank of Central Florida and is the Chairman of the Board of College Foundation, Inc., Oswego State University. Mr. Miller is the first cousin of Mr. Agronin, a Class III director of Budget.

     Martin P. Gregor, 38, was first elected as a director in December 1996. Mr. Gregor serves as a managing director of McDonald Investments, Inc., where he began his employment as an associate in 1989. Mr. Gregor is a member of each the Audit Committee and the Nominating Committee of the Board of Directors.

     Morris Belzberg, 72, was named as a director effective February 12, 2002. Mr. Belzberg joined Budget Rent a Car Corporation in 1965 as Vice President for Canadian Operations, was appointed Vice President of Franchising and Marketing in 1967. When Budget was acquired by Transamerica Corporation in 1968, he was named Executive Vice President, President in 1969, Chief Executive Officer in 1971, Chairman of the Board in 1986 and Chairman of the Executive Committee in 1988. In October, 1991, Belzberg retired as Chairman of the Executive Committee but continued as a member of the Board of Directors until the sale of the Company in 1997. In 1998, he was awarded the ACCRA (American Car Rental Association) Lifetime Achievement Award. Mr. Belzberg is a member of the Compensation Committee of the Board of Directors.

     The Board of Directors currently consists of nine (9) directors divided into three classes, having three-year terms that expire in successive years. Messrs. Agronin, Kennedy and Sotir are Class III directors whose terms expire at the annual shareholders meeting to be held in 2002. Messrs. Congdon and Hixon and Dr. Weber are Class II directors whose terms end in 2003 and Messrs. Miller, Gregor and Belzberg are Class I directors whose terms expire in 2004.

COMMITTEES OF THE BOARD

     The Board of Directors has standing Nominating, Compensation, Finance and Audit Committees.

     Nominating Committee. As of March 2002, the Nominating Committee staff of Messrs. Gregor and Sotir and Dr. Weber. During 2001, until that date, the Nominating Committee consisted of Messrs. Kennedy and Hixon and Dr. Weber. The Nominating Committee is responsible for nominating candidates for election to the Board of Directors. The Nominating Committee will consider nominees recommended by Budget's stockholders if the nomination is set forth in writing and delivered to Budget's General Counsel and Secretary at 125 Basin Street, Suite 210, Daytona Beach, Florida 32114. The Nominating Committee did not meet in 2001 but by written consent nominated Messrs. Belzberg and Sotir for election as directors.

     Compensation Committee. As of March 2002, the Compensation Committee staff of Messrs. Belzberg, Congdon and Dr. Weber. During 2001, until that date, the Compensation Committee consisted of Messrs. Gregor and Coluano and Dr. Weber. The Compensation Committee establishes salaries, incentives and other forms of compensation for senior officers of Budget, administers Budget's incentive compensation and benefit plans and recommends policies relating to such plans. The Compensation Committee met six times in 2001 (four by telephone and two in person).

     Finance Committee. As of March 2002, the Finance Committee consists of Messrs. Agronin, Hixon, Kennedy and Sotir. During 2001, until that date, the Finance Committee consisted of Messrs. Agronin, Lalvano and Kennedy. The Finance Committee reviews and, where appropriate, makes recommendations to the Board of Directors with respect to the following matters: (1) financial plans, financial performance, performance cash flow forecasts and other high level financial information; (2) financing facilities and other matters related to Budget's borrowings; (3) acquisitions, divestitures, and joint ventures; and (4) capital expenditures and leasing arrangements requiring approval of the Board of Directors. The Finance Committee met six times in 2001 (one by telephone and five in person).

     Audit Committee. As of March 2002, the Audit Committee consists of Messrs. Agronin, Gregor and Kennedy. During 2001 until that date the Audit Committee consisted of Messrs. Hixon, Agronin and Gregor. The Audit Committee reviews Budget's accounting practices, internal accounting controls and financial results and oversees the engagement of Budget's independent auditors, Arthur Andersen LLP. The Audit Committee met six times in 2001 (two by telephone and four in person).

AUDIT COMMITTEE REPORT

     In connection with the fiscal 2001 audit, the Audit Committee has:

     - reviewed and discussed with management Budget's audited consolidated financial statements to be included in our annual report on Form 10-K for the year ended December 31, 2001,

     - discussed with Arthur Andersen LLP the matters required to be discussed by Statement of Accounting Standards No. 61,

     - discussed with Arthur Andersen LLP whether various other services performed for Budget during 2001, primarily internal audit and consulting services, were compatible with Arthur Andersen LLP maintaining its independence, and

     - received from and discussed with Arthur Andersen LLP the written disclosures and the letter from Arthur Andersen LLP required by Independence Standards Board Standard No. 1 and discussed with Arthur Andersen LLP independence.

     Based on the review and the discussions described above, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in our Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

     The Board of Directors has approved a written charter. The members of the Audit Committee have been determined to be independent in accordance with the requirements of Section 303.01(B)(2)(a) and (3) of the New York Stock Exchange listing standards.

     Budget's management has the primary responsibility for Budget's systems of internal controls and the overall financial reporting process. The independent public accountants are responsible for performing an independent audit of Budget's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes. However, the members of the Audit Committee are not certified public accountants, professional auditors or experts in the fields of accounting and auditing and rely, without independent verification, on the information provided to them and on the representations made by management and the public independent accountants.

     Fiscal 2001 Audit Firm Fee Summary. During fiscal year 2001, Budget retained its principal auditor, Arthur Andersen, to provide services in the following categories and amounts:

Audit Fees..................................................   $1,720,000
Other:
  Internal Audit Fees.......................................   $1,034,843
  Fees for Tax Related Services.............................   $  590,755
  Audit-Related Fees........................................   $  279,500
  All Other Fees............................................   $   75,500
                                                               ----------
  Total Other...............................................   $1,980,598

     The Audit Committee has considered whether the provision of non-audit services by the Company's principal auditor was compatible with maintaining auditor independence and has determined such services were not incompatible with maintaining auditor independence.

                                          THE AUDIT COMMITTEE

                                          John P. Kennedy, Chairman
                                          Ronald D. Agronin
                                          Martin P. Gregor

     The Audit Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 (together, the "Acts"), except to the extent Budget specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding Budget's executive officers:

NAME                                    AGE          POSITION(S) WITH BUDGET
----                                    ---          -----------------------
Sanford Miller........................  49    Chairman of the Board of Directors,
                                              Chief Executive Officer and Director
Mark R. Sotir.........................  38    President and Chief Operating Officer
                                              and Director
William S. Johnson....................  44    Executive Vice President and Chief
                                              Financial Officer
Robert L. Aprati......................  57    Executive Vice President, General
                                              Counsel and Secretary

     Each of the above executive officers was elected by the Board to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     William S. Johnson has been Executive Vice President and Chief Financial Officer since August 2000. From 1983 to 1999, Mr. Johnson was employed by BP Amoco p.l.c., where he served in various positions in corporate finance, business development, and general management. Most recently, he served as President of the Amoco Fabrics and Fibers Company.

     Robert L. Aprati has been Executive Vice President, General Counsel and Secretary of Budget since August 1997, was Senior Vice President, General Counsel and Secretary of BRACC from January 1988 to July 1997 and was Vice President, General Counsel and Secretary of BRACC from September 1978 to January 1988.

     For descriptions of the business experiences of Mr. Miller and Mr. Sotir, see the section entitled "Directors" above in this Item 10.

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected or qualified or until his earlier resignation or removal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Budget's directors and executive officers and persons who own more than 10% of a registered class of Budget's equity securities to file with the Commission initial reports of ownership and statements of changes in ownership of common stock and other equity securities of Budget. Based solely upon a review of such reports furnished to Budget and certain representations of such persons, all such persons complied with the
Section 16(a) reporting requirements except for the following inadvertent late filing: the exempt sale of 38,498 shares of Class A common stock on May 5, 2000 by Mr. Congdon, which was reportable on a Form 5 due by February 15, 2001, was reported on an amended Form 5 filed on March 8, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Cash Compensation. In 2001, non-employee directors received an annual retainer of $30,000 plus $1,000 for attending each meeting of the directors and $500 for each director committee meeting. Directors who are also employees of Budget are not separately compensated for their service as directors.

     Options. Non-employee directors are eligible to participate in the Budget Group, Inc. 2000 Stock Plan. In 2001, Budget granted options to purchase an aggregate of 105,000 shares of Class A common stock to non-employee directors under the 2000 Stock Plan. These options were granted on June 18, 2001, expire on June 18, 2011 and are exercisable at a price of $2.30 per share. The options vested on December 18, 2001.

EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY TABLE

     The following table sets forth information concerning total compensation earned or paid to the Chief Executive Officer and the four other most highly compensated executive officers of Budget who served in such capacities during 2001 (the "Named Executive Officers") for services rendered to Budget during each of the last three fiscal years.

                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                            ANNUAL COMPENSATION            -----------------------
                                    ------------------------------------   RESTRICTED   SECURITIES
                                                          OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS    COMPENSATION(1)     AWARDS      OPTIONS     COMPENSATION(2)
---------------------------  ----   --------   -------   ---------------   ----------   ----------   ---------------
Sanford Miller............   2001   $643,502        --         --              $0             --         $34,807
  Chairman of the Board      2000    643,500        --         --              --        167,260          28,061
  of Directors and Chief     1999    607,625        --         --              --        155,000          28,853
  Executive Officer

Mark R. Sotir.............   2001    500,000        --         --               0             --          18,215
  President, and Chief       2000    436,538   575,000         --              --        500,000          11,669
  Operating Officer          1999    250,808    42,000         --              --         60,000          11,842

William S. Johnson........   2001    285,962    85,938         --               0             --          11,750
  Executive Vice President   2000    103,654        --         --              --        200,000           1,543
  and Chief Financial
    Officer

Robert L. Aprati..........   2001    250,000    45,000         --               0             --          26,085
  Executive Vice President,  2000    247,308    45,000         --              --        174,000          22,808
  General Counsel and        1999    240,000    51,950         --              --         45,000          24,100
  Secretary

---------------

(1)While the Named Executive Officers enjoy certain perquisites, for fiscal years 2001, 2000 and 1999, these did not exceed the lesser of $50,000 or 10% of each Named Executive Officer's salary and bonus.

(2)For each of the Named Executive Officers, "All Other Compensation" includes amounts for:

     - Health and dental insurance premiums;

     - Payment of life insurance premiums;

     - Payment of disability insurance premiums; and

     - Matching contributions under Budget's 401(k) Plan.

     The following table sets forth detailed information regarding this other compensation:

                             HEALTH     LIFE INSURANCE       DISABILITY
NAME                        INSURANCE      PREMIUMS      INSURANCE PREMIUMS   MATCHING CONTRIBUTIONS
----                        ---------   --------------   ------------------   ----------------------
Sanford Miller............   $3,794        $16,821             $6,799                 $6,300
Mark R. Sotir.............    3,794          3,981              4,126                  6,300
William S. Johnson........    3,794            841              4,426                  2,677
Robert L. Aprati..........    2,873         12,492              4,407                  6,300

     For Mr. Miller, "All other compensation" also includes $1,080 related to an automobile allowance.

RESTRICTED STOCK GRANTS DURING 2001

     The following table describes restricted stock grants under the 2000 Stock Plan to the Named Executive Officers in 2001:

                                                               NUMBER OF SECURITIES
NAME                                                            UNDERLYING GRANTS
----                                                           --------------------
Sanford Miller..............................................        321,750(1)
Mark R. Sotir...............................................        523,776(2)
William S. Johnson..........................................         72,500(1)
Robert L. Aprati............................................         65,000(1)

---------------

(1)Restricted stock awards granted on June 18, 2001 to Named Executive Officers which vest in full on January 1, 2003 if the status of the Named Executive Officer as an employee has not terminated during the period which starts on January 1, 2001 and ends on December 31, 2002.

(2)Performance restricted stock award for 273,776 shares granted on January 1, 2001 to Mr. Sotir in 2001 which vests in one quarter increments based upon the Company's stock price increasing by 110%, 120%, 130% and 140% over a base value of $4.0625 per share. Shares are not issuable after 10 years from date of grant and are forfeitable should Reporting Person's employment terminate within the one year period following the satisfaction of the applicable performance standard. Restricted stock award granted on June 18, 2001 to Mr. Sotir for 250,000 shares which vest on January 1, 2003 if the status of Mr. Sotir as an employee has not terminated during the period which starts on January 1, 2001 and ends on December 31, 2002.

AGGREGATED OPTION EXERCISES DURING 2001 AND YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to option exercises by the Named Executive Officers during 2001 and the value of options owned by the Named Executive Officers at December 31, 2001.

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS AT              IN-THE-MONEY OPTIONS AT
                              SHARES                      DECEMBER 31, 2001           DECEMBER 31, 2001(1)
                             ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                        ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
Sanford Miller............       0           0         119,315        202,945          $0             $0
Mark R. Sotir.............       0           0         155,000        405,000           0              0
William S. Johnson........       0           0          50,000        150,000           0              0
Robert L. Aprati..........       0           0          66,000        153,000           0              0

---------------

(1)In accordance with Securities and Exchange Commission rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0.87, the average of the high and low Class A common stock price reported for New York Stock Exchange transactions on December 31, 2001, the last trading day of 2001.

     As of December 31, 2001, options to purchase a total of 1,012,175 shares of Class A common stock and 155,000 shares of Class B common stock with exercise prices ranging from $6.063 to $36.438 per share were outstanding under the 1994 Employee Option Plan. Options to purchase a total of 2,718,250 shares of Class A common stock and 167,260 shares of Class B common stock with exercise prices ranging from $1.330 to $4.063 per share were outstanding under the 2000 Stock Plan.

     On March 18, 2002, the quoted closing sales price of the Class A common stock on the New York Stock Exchange was $0.60.

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on Budget's Class A common stock against the cumulative total return of the Standard & Poors 500 Index, the Dow Jones Industrial Index, Budget's peer group index for 2001 (the "2001 Peer Group") and Budget's peer group index for 2000 (the "2000 Peer Group"). The 2001 Peer Group consists of ANC Rental Corporation, Dollar Thrifty Automotive Group, Inc. and Amerco. The 2000 Peer Group consists of Avis Group Holdings, Inc., Hertz Corporation, Dollar Thrifty Automotive Group, Inc. and Amerco. The former peer group index included Avis Group Holdings, Inc. which had 100% of its common stock acquired by Cendant Corporation in March 2001 and Hertz Corporation which had 100% of its common stock acquired by Ford Motor Company in March 2001. The stock performance graph assumes $100 was invested on December 31, 1996 and measures the return thereon at various points based on the closing price of the Class A common stock on the dates indicated.

                              (PERFORMANCE GRAPH)

-------------------------------------------------------------------------------------------
                            12/31/96   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
-------------------------------------------------------------------------------------------
 BGI                        100.0000   214.2591    98.4501    56.1686    13.1742     5.5177
 S&P 500                    100.0000   131.0082   165.9462   198.3489   178.2380   154.9910
 Dow Jones Industrial       100.0000   122.6416   142.3848   178.2966   167.2998   155.4131
 2001 Peer Group            100.0000    65.8163    38.8690    77.7679    39.8810    32.7134
 2000 Peer Group            100.0000    84.1809    78.8405    71.1798    60.0357    32.6857

     The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under either of the Acts, except to the extent Budget specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Budget's executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists entirely of directors who are not employees of Budget to ensure that executive compensation is determined in an objective manner. In addition to determining the salary and bonus compensation for Budget's most highly compensated executive officers, the Compensation Committee administers the 1994 Employee Option Plan and the 2000 Stock Plan and, accordingly, determines the nature, timing and amount of option grants to executive officers.

     Executive Officer Compensation Policy. Budget is engaged in a highly competitive and dynamic industry, and Budget's success depends in large part upon its ability to attract, motivate, retain and reward executive officers. The Compensation Committee endeavors to align the long-term interests of Budget, its stockholders and its management in determining executive compensation. The Compensation Committee believes the mutuality of interests between Budget's executive officers and Budget's stockholder is strengthened by increasing executive officer's ownership of Common Stock through equity-based compensation. A significant portion of executive officer compensation, therefore, generally consists of stock option grants and restricted stock awards.

     At least annually the Compensation Committee reviews the individual contributions and performance of the chief executive officer and each other executive officer, as well as prior compensation granted. The Compensation Committee takes into account the Chief Executive Officers recommendation as well as various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for executive officers. In particular, the Compensation Committee considers several financial performance measures, including stock price, revenue growth and net income, as well as the individual executive's work experience, level of responsibility and contribution to Budget's long-term success. It also monitors executive compensation levels of certain comparably sized public companies to ensure Budget's executive compensation levels remain competitive.

     Executive compensation decisions in 2001 were largely considered in light of the need to attract and motivate seasoned, new executive officers to Budget who are able to make valuable contributions to Budget's success. The Board of Directors also considered the restructuring and other initiatives implemented by Budget in 2001 and the need to attract and retain qualified executive officers to implement these initiatives.

     Chief Executive Officer Compensation. The compensation of the Chief Executive Officer, Mr. Miller, is established by the Compensation Committee and reviewed and adjusted at least annually. Mr. Miller's compensation is principally comprised of a base salary, a bonus, stock option grants and restricted stock awards which compensation package is primarily based upon Budget's revenue growth, net income per share and other achievements. In determining the reasonableness of the compensation awarded to Mr. Miller in 2001, the Compensation Committee applied the policies and factors discussed above with an emphasis on his continuing importance to the strategic direction and growth of Budget.

     Mr. Miller's base salary for the year 2001 was $643,500 per year. Budget paid Mr. Miller no bonus for the year 2001; however, Mr. Miller was granted a restricted stock award of 321,750 shares of Class A common stock. Budget will issue the shares to Mr. Miller contained within the restricted stock award on January 1, 2003 if his status as an employee has not terminated during the period which starts on January 1, 2001 and ends on December 31, 2002.

     The Committee has determined that it is unlikely that Budget would pay any amounts for 2001 that would result in a loss of the federal income tax deduction under Section 162(m) of the Internal Revenue Code of 1986, as amended, and accordingly, has not recommended that any special actions be taken or that any plans or programs be revised at this time.

                                          THE COMPENSATION COMMITTEE

                                          Jeffrey D. Congdon, Chairman
                                          Dr. Stephen L. Weber
                                          Morris Belzberg

     The Compensation Committee Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 (together, the "Acts"), except to the extent Budget specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

EXECUTIVE SEVERANCE AGREEMENTS

     Budget has entered into a severance agreement (the "Severance Agreement") with each of the Named Executive Officers (each an "Executive") which provides for severance payments and benefits to the Executive if his employment is terminated under various circumstances described therein. Under each Severance Agreement, if an Executive's employment is terminated (a) voluntarily by the Executive within one year after a "change in control" of Budget, (b) by reason of the Executive's death or "disability", (c) within one year after the occurrence of certain other events constituting "good reason" or (d) involuntarily terminated without "cause" (as such terms are defined in the Severance Agreement), the Executive generally would be entitled (i) to receive a lump sum payment due within 30 days of termination in an amount of three times the sum of the Executive's annual base salary rate plus certain bonus amounts,
(ii) to receive his base salary and a pro rated portion of his target bonus through the date of termination, (iii) to receive certain contributions (or equivalents) under the Budget Defined Contribution Retirement Plan and the Budget SavingsPlus Plan, (iv) to continue to participate in Budget's insurance benefit programs for 36 months, (v) to use two Company cars for 36 months and
(vi) to receive certain other benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information, as of March 18, 2002, with respect to the beneficial ownership of our common stock by (1) each person known by us to beneficially own more than 5% of either class of common stock,
(2) each director or nominee for director, (3) our named executive officers and
(4) all directors and executive officers as a group. As of March 18, 2002, we had outstanding 35,474,072 shares of Class A common stock and 1,936,550 shares of Class B common stock. This table also gives effect to shares that may be acquired pursuant to options and conversion of Class B common stock into Class A common stock as described in the footnotes below.

                                       CLASS A COMMON STOCK              CLASS B COMMON STOCK           PERCENT OF
                                  -------------------------------   -------------------------------    TOTAL VOTING
                                    NUMBER OF        PERCENT OF       NUMBER OF        PERCENT OF     POWER OF COMMON
                                  CLASS A SHARES   CLASS A SHARES   CLASS B SHARES   CLASS B SHARES        STOCK
                                   BENEFICIALLY     BENEFICIALLY     BENEFICIALLY     BENEFICIALLY       ACTUALLY
DIRECTORS AND EXECUTIVE OFFICERS     OWNED(A)          OWNED           OWNED(A)          OWNED           OWNED(B)
--------------------------------  --------------   --------------   --------------   --------------   ---------------
Sanford Miller...                   1,405,194(d)        3.8%          1,105,630(o)        50.8%            17.1%
Mark R. Sotir...                      326,941(e)          *                  --             --                *
William S. Johnson...                  59,627(f)          *                  --             --                *
Robert L. Aprati...                   158,499(g)          *                  --             --                *
Ronald D. Agronin...                   55,000(h)          *                  --             --                *
Morris Belzberg...                     37,500(i)          *                  --             --                *
Martin P. Gregor...                    53,905(j)          *                  --             --                *
F. Perkins Hixon...                   237,500(j)          *                  --             --                *
Jeffrey D. Congdon...                 627,200(k)         --             515,400           24.6%             9.6%
John P. Kennedy...                    592,666(l)         --             515,400           24.6%             9.5%
Dr. Stephen L. Weber...                57,800(m)          *                  --             --                *
All directors and executive
  officers as a group (11
  persons)...                       3,611,832(n)        9.4%          2,136,430(o)       100.0%            36.8%
5% STOCKHOLDERS
Dimensional Fund Advisors
  Inc. ....                         3,111,200(p)        8.8%                 --             --              5.9%
Deutsche Bank AG...                 3,101,254(q)        8.0%                 --             --              5.9%
Fuller & Thaler Asset
  Management, Inc. ...              1,878,200(r)        5.3%                 --             --              3.6%

                                    PERCENT OF
                                   TOTAL VOTING
                                  POWER OF COMMON
                                       STOCK
                                   BENEFICIALLY
DIRECTORS AND EXECUTIVE OFFICERS     OWNED(C)
--------------------------------  ---------------
Sanford Miller...                      20.0%
Mark R. Sotir...                          *
William S. Johnson...                     *
Robert L. Aprati...                       *
Ronald D. Agronin...                      *
Morris Belzberg...                        *
Martin P. Gregor...                       *
F. Perkins Hixon...                       *
Jeffrey D. Congdon...                   9.6%
John P. Kennedy...                      9.5%
Dr. Stephen L. Weber...                   *
All directors and executive
  officers as a group (11
  persons)...                          39.7%
5% STOCKHOLDERS
Dimensional Fund Advisors
  Inc. ....                             5.9%
Deutsche Bank AG...                     5.9%
Fuller & Thaler Asset
  Management, Inc. ...                  3.6%

---------------

*Less than 1%

(a) In determining the number and percent of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options, convertible notes or convertible preferred stock exercisable or convertible within 60 days of March 18, 2002 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. To the best of our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares.

(b) Includes shares of Class A and Class B common stock owned directly or indirectly.

(c) Includes shares of Class A and Class B common stock owned directly or indirectly plus shares of Class A and Class B common stock issuable upon exercise of options which are exercisable within 60 days.

(d) Includes (i) 905,750 shares of Class A common stock issuable upon conversion of Class B common stock, (ii) 199,880 shares of Class A common stock issuable upon conversion of Class B common stock issuable upon exercise of options vested or to be vested within 60 days granted under our 1994 Incentive Stock Option Plan (the "1994 Employee Option Plan") and our 2000 Stock Plan, (iii) 8,000 shares of Class A common stock owned by Mr. Miller's minor children but with respect to which Mr. Miller has sole voting and dispositive power, (iv) 16,666 shares of Class A common stock representing a one-third interest in 50,000 shares of Class A common stock held by MCK Real Estate Corporation in which Mr. Miller owns one-third interest and shares voting and dispositive power with Mr. Congdon and Mr. Kennedy and (v) 8,094 shares of Class A common stock held by the Budget Group, Inc. SavingsPlus Plan (the "SavingsPlus Plan"). Mr. Miller's address is 125 Basin Street, Suite 210, Daytona Beach, Florida 32114.

(e) Includes (i) 295,000 shares of Class A common stock issuable upon exercise of options vested or to be vested within 60 days granted under the 1994 Employee Option Plan and the 2000 Stock Plan, and (ii) 2,316 shares of Class A common stock held by the SavingsPlus Plan.

(f) Includes (i) 50,000 shares of Class A common stock issuable upon exercise of options granted under the 2000 Stock Plan, and (ii) 127 shares of Class A common stock held by the SavingsPlus Plan.

(g) Includes (i) 120,750 shares of Class A common stock issuable upon exercise of options granted under the 1994 Employee Option Plan and the 2000 Stock Plan, and (ii) 4,500 shares of Class A common stock held by the SavingsPlus Plan.

(h) Includes 45,000 shares of Class A common stock issuable upon exercise of options granted under the Budget Group, Inc. 1994 Directors' Option Plan ("1994 Directors' Plan") and the 2000 Stock Plan.

(i) Includes 37,500 shares of Class A common stock issuable upon exercise of options granted under the 1994 Employee Option' Plan and the 2000 Stock Plan.

(j) Includes 37,500 shares of Class A common stock issuable upon exercise of options granted under the 1994 Directors' Plan and the 2000 Stock Plan.

(k) Includes (i) 515,400 shares of Class A common stock issuable upon conversion of Class B common stock, (ii) 16,669 shares of Class A common stock owned by the Congdon Family Foundation, Inc. (the "Foundation"), of which Mr. Congdon and his wife share voting and dispositive power as the President and Treasurer and Vice President and Secretary, respectively, of the Foundation, (iii) 16,666 shares of Class A common stock representing a one-third interest in 50,000 shares of Class A common stock held by MCK Real Estate Corporation in which Mr. Congdon owns one-third interest and shares voting and dispositive power with Mr. Miller and Mr. Kennedy, (iv) 22,500 shares of Class A common stock issuable upon exercise of options granted under the 1994 Employee Option Plan; and the 2000 Stock Plan, and
     (v) 1,584 shares of Class A common stock held by the SavingsPlus Plan. Mr. Congdon's address is Woodland Corporate Center One, 7602 Woodland Drive, Suite 150, Indianapolis, Indiana 46278-2706.

(l) Includes (i) 515,400 shares of Class A common stock issuable upon conversion of Class B common stock, (ii) 37,500 shares of Class A common stock issuable upon exercise of options granted under the 1994 Directors' Plan and the 2000 Stock Plan, and (iii) 16,666 shares of Class A common stock representing a one-third interest in 50,000 shares of Class A common stock held by MCK Real Estate Corporation in which Mr. Kennedy owns one-third interest and shares voting and dispositive power with Mr. Miller and Mr. Congdon. Mr. Kennedy's address is 131 Church Street, Suite 210, Burlington, Vermont 05401.

(m) Includes 50,000 shares of Class A common stock issuable upon exercise of options granted under the 1994 Directors Plan.

(n) Includes (i) 1,936,550 shares of Class A common stock issuable upon conversion of Class B common stock, (ii) 199,880 shares of Class A common stock issuable upon conversion of Class B common stock issuable upon exercise of options granted under the 1994 Employee Option Plan, (iii) 733,250 shares of Class A common stock issuable upon exercise of options granted under the 1994 Employee Option Plan, the 1994 Directors Plan and the 2000 Stock Plan, and (iv) 16,621 shares of Class A common stock held by the SavingsPlus Plan.

(o) Includes 199,880 shares of Class B common stock issuable upon exercise of options granted under the 1994 Employee Option Plan.

(p) The address of Dimensional Fund Advisors Inc. ("DFA") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. This information is included in reliance upon a Schedule 13G filed by DFA with the Commission on February 12, 2002.

(q) Represents shares of Class A common stock issuable upon conversion of 6 1/4% convertible preferred securities issued by Budget Group Capital Trust, a wholly owned subsidiary of the Company. The address of Deutsche Bank AG is Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany. This information is included in reliance upon a Schedule 13G filed by Deutsche Bank AG with the Commission on February 13, 2002.

(r) The business address of Fuller & Thaler Asset Management, Inc. ("Fuller & Thaler") is 411 Borel Avenue, Suite 402, San Mateo, California 94402. This information is included in reliance upon a Schedule 13G filed by Fuller & Thaler with the Commission on February 15, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

     Alabama. Our Mobile, Alabama airport service facility is leased from Messrs. Miller and Congdon and another individual. This lease terminates July 14, 2004 and is not subject to any renewal options. Rental payments under the lease were approximately $74,067 in 2001.

     Florida. Our Gainesville, Florida airport service facility is leased from Mr. and Mrs. Miller, Mr. and Mrs. Congdon and another individual. This lease terminates May 31, 2004, subject to renewal. Rental payments under the lease were approximately $54,483 in 2001. Our Tallahassee, Florida airport service facility is leased from Mr. Miller, Mr. Miller's brother-in-law and an unrelated individual. This lease terminates May 31, 2004. Rental payments under the lease were approximately $67,986 in 2001. Our Orange City, Florida rental facility is leased from AME Realty, LLC, an entity owned by Mr. Miller and two other individuals. This lease terminates October 31, 2013, subject to renewal options. Rental payments under the lease were approximately $17,664 in 2001.

     New York. Our Rochester, New York airport facility is leased from a partnership formed by Mr. Miller and a former employee of Budget. This lease terminates in 2013, subject to renewal. Rental payments under the lease were approximately $112,752 in 2001. Our La Guardia, New York airport service facility is leased from Messrs. Miller, Congdon and Kennedy. This lease terminates April 30, 2005, subject to renewal. Rental payments under the lease were approximately $743,980 in 2001.

     Ohio. We lease a former retail car sales facilities in Dayton, Ohio from MCK Real Estate Corporation ("MCK"), which is owned by Messrs. Miller, Congdon and Kennedy. This obligation terminated in March 2002. Rental payments by us under the lease were approximately $136,775 in 2001.

     Pennsylvania. Our Philadelphia, Pennsylvania retail vehicle sales facility, regional administrative headquarters and vehicle maintenance facility are leased from MCK. This lease terminates in February 2011. Rental payments under the lease were approximately $173,742 in 2001. Our Philadelphia, Pennsylvania rental facility is also leased from MCK and the lease terminates in September 2002, subject to renewal. Rental payments for this later facility in 2001 were $254,814.

     Virginia. Our Richmond, Virginia airport facility is leased from a partnership formed by Mr. Miller and another individual (the "Richmond Partnership"). This lease terminates in 2013, subject to renewal. Rental payments under the lease were approximately $108,504 in 2001. Our Chesterfield County, Virginia non-airport facility is also leased from the Richmond Partnership. This lease commenced in June 1994 and terminates in May 2014, subject to renewal. Rental payments under this lease were approximately $44,580 in 2001.

     All of the above leases are on a triple net basis (i.e., we are responsible for the payment of taxes, insurance and utilities and for the general maintenance of these facilities in addition to our obligations to pay base rent). We believe that these leases are on terms no less favorable to us than could be obtained from unaffiliated third parties.

SOUTHERN COMMUNITY BANCORP

     Mrssrs. Miller, Congdon, Kennedy, Aprati and Gregor each own shares of stock in Southern Community Bancorp (noncontrolling interest) and Miller is a director of Souther Community Bancorp. We maintained a cash management account at Southern Community Bank, Atlantic, an affiliate bank in Volusia County Florida, which had an average monthly balance during 2001 of approximately $20,043.

CREDIT SUISSE FIRST BOSTON CORPORATION

     Mr. Hixon, one of our directors, is a managing director of CSFBC, an investment banking firm which periodically performs fee-based services for us. CSFBC and its affiliates have provided extensive investment banking and advisory services to us in connection with certain of our debt facilities and public offerings of securities for fees in the amount of $1,118,067 were paid to CSFBC. During 2001, CSFBC acted as intermediary in a series of financing transactions secured by an equity investment held by Budget for which approximately $730,000 in fees were paid to CSFBC and acted as the financial advisor to Budget in connection with the structuring of a leveraged lease financing facility for which approximately $400,000 in fees were paid to CSFB.

MCDONALD INVESTMENTS, INC.

     Mr. Gregor, one of our directors, is a managing director of McDonald, an investment banking firm which periodically performs services for Budget for which it receives customary compensation. McDonald has been appointed as consultant to the Budget Group Inc. SavingsPlus Plan and Budget Rent a Car Corporation Employees' Pension Plan and is responsible for establishing, implementing and supervising Investment Policies and other related services. McDonald is entitled to receive customary fees annually, which is charged to the plans proportionately based on the amount of services provided.

     In addition, during 2001 McDonald acted as the securities broker in the Company's sales of Homestore.com common stock. Brokerage commissions in the amount of $48,300 were paid by the Company to McDonald in connection with those sales.

SALE OF BUSINESSES

     On September 30, 2000, the Company sold VPSI to a group of investors for approximately $26,200,000. Mr. Congdon, a director of Budget, is the Chairman of VPSI and owns a 40% interest in VPSI. In October 2001, the Company agreed to split an existing $9,800,000 note receivable due from the purchaser of VPSI into separate $4,800,000 and $5,000,000 notes. The note originally had payments due through September 2005. The Company accepted $3,500,000 in cash as full payment on the $4,800,000 note in September 2001 and agreed to accept a similar discounted amount in the event the purchaser repaid the remaining note on or before December 31, 2003.

     On May 31, 2001, Budget sold its Wilmington, North Carolina car and truck rental business to Coastal Car Rental, LLC, whose sole member is VPSI Inc., for $100,000 and the assumption of a lease. VPSI also paid us $31,000 for non-vehicle assets and assumed fleet debt which was approximately equal to the value of the fleet of vehicles transferred to VPSI.

DIRECTOR RETIREMENT BENEFIT

     Mr. Belzberg, a former Chief Executive Officer and Chairman of the Board of BRACC, receives a monthly retirement payment in the amount of $69,313 under Budget's defined benefit pension plan and supplement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Gregor, a director who served on Budget's Compensation Committee in 2001, is a managing director of McDonald Investments, Inc. ("McDonald"), an investment banking firm which periodically performs services for Budget for which it receives compensation. McDonald has been appointed as consultant to the Budget Group, Inc. SavingsPlus Plan and the Budget Rent a Car Corporation Employees' Pension Plan and is responsible for establishing, implementing and supervising Investment Policies and other related services. McDonald is entitled to receive cash compensation of $290,000 annually, which is charged to the plans proportionately based on the amount of services provided.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2002.

                                          BUDGET GROUP, INC.
                                          (Registrant)

                                          By:      /s/ SANFORD MILLER
                                            ------------------------------------
                                                       Sanford Miller
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2002.

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

          /s/ F. PERKINS HIXON, JR                 Director
--------------------------------------------
           F. Perkins Hixon, Jr.

             /s/ MARK R. SOTIR                     Director
--------------------------------------------
               Mark R. Sotir

            /s/ JOHN P. KENNEDY                    Director
--------------------------------------------
              John P. Kennedy

          /s/ DR. STEPHEN L. WEBER                 Director
--------------------------------------------
            Dr. Stephen L. Weber

            /s/ MARTIN P. GREGOR                   Director
--------------------------------------------
              Martin P. Gregor