Form 10-Q
period 2002-03-31
BUDGET GROUP INC
filed 2002-05-15
CIK 922471

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23962

Budget Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-3227576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Basin Street, Suite 210, Daytona Beach, FL 32114

(Address of principal executive offices)

(386) 238-7035

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      37,255,016 shares of common stock were outstanding as of May 13, 2002, comprised of 35,318,466 shares of the registrant’s Class A common stock, par value $0.01, and 1,936,550 shares of the registrant’s Class B common stock, par value $0.01.

      The Exhibit Index, filed as a part of this report, appears on page 20.

BUDGET GROUP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

Item 1.     Financial Statements

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(Dollar amounts in thousands)
ASSETS
Cash and cash equivalents	$54,182	$42,777
Restricted cash	249,645	310,046
Trade and vehicle receivables, net	185,456	330,246
Revenue earning vehicles, net	2,709,954	2,709,728
Property and equipment, net	125,361	132,547
Prepaid expenses and other assets	162,026	175,420
Intangibles, net	304,771	305,964
Goodwill	462,943	462,777

Total assets	$4,254,338	$4,469,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$3,347,179	$3,484,564
Accounts payable, accrued and other liabilities	894,320	915,757
Net liabilities of discontinued operations	6,981	7,457

Total liabilities	4,248,480	4,407,778
Company Obligated Mandatorily Redeemable Securities of Subsidiary	292,135	292,060

STOCKHOLDERS’ DEFICIT:
Common stock	374	374
Additional paid-in capital	598,323	598,323
Foreign currency translation adjustment	(7,152)	(6,870)
Accumulated deficit	(876,051)	(820,389)
Treasury stock	(1,771)	(1,771)

Total stockholders’ deficit	(286,277)	(230,333)

Total liabilities and stockholders’ deficit	$4,254,338	$4,469,505

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-Month Period
	Ended March 31,

	2002	2001

	(Unaudited)

	(Dollar Amounts in
	Thousands)
Operating revenue:
Vehicle rental revenue	$436,287	$511,636
Royalty fees and other	15,333	17,848

Total operating revenue	451,620	529,484

Operating expenses:
Direct vehicle and operating	202,398	249,298
Depreciation — vehicle	126,058	138,758
Selling, general and administrative	107,481	145,258
Amortization and non-vehicle depreciation	11,479	18,628

Total operating expense	447,416	551,942

Operating income (loss)	4,204	(22,458)

Other expense:
Vehicle interest, net	42,029	55,764
Other interest, net	11,773	11,152

Total other expense, net	53,802	66,916

Loss before income taxes	(49,598)	(89,374)
Provision for income taxes	1,000	1,000
Distributions on trust preferred securities	5,064	4,688

Net loss	$(55,662)	$(95,062)

Net loss per share:
Basic and diluted	$(1.49)	$(2.55)

Weighted average number of shares outstanding:
Basic and diluted	37,255	37,255

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three-Month Period Ended March 31, 2002

			Foreign
		Additional	Currency			Total
	Common	Paid In	Translation	Accumulated	Treasury	Stockholders’
	Stock	Capital	Adjustment	Deficit	Stock	Deficit

	(Unaudited)
	(Dollar amounts in thousands)
Balance at December 31, 2001	$374	$598,323	$(6,870)	$(820,389)	$(1,771)	$(230,333)
Comprehensive loss:
Net loss	—	—	—	(55,662)	—
Foreign currency translation	—	—	(282)	—	—
Total comprehensive loss						(55,944)

Balance at March 31, 2002	$374	$598,323	$(7,152)	$(876,051)	$(1,771)	$(286,277)

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three-Month Period
	Ended March 31,

	2002	2001

	(Unaudited)
	(Dollar amounts in
	thousands)
Cash flows from operating activities:
Net loss	$(55,662)	$(95,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,537	157,386
Provision (benefit) for doubtful accounts	(2,225)	2,402
Changes in operating assets and liabilities
Trade and vehicle receivables, net	147,015	50,337
Prepaid expenses and other assets	13,582	10,280
Accounts payable, accrued and other liabilities	(21,437)	(14,375)

Total adjustments	274,472	206,030

Net cash provided by operating activities	218,810	110,968

Cash flows from investing activities:
Change in restricted cash balance	60,401	(26,074)
Proceeds from sale of revenue earning vehicles	819,917	788,181
Purchases of revenue earning vehicles	(947,427)	(1,326,567)
Proceeds from the sale of property and equipment	1,271	16,234
Purchases of property and equipment	(3,884)	(3,824)

Net cash used in investing activities	(69,722)	(552,050)

Cash flows from financing activities:
Principal payments on medium term notes	(159,625)	(30,205)
Net increase (decrease) in vehicle obligations	22,106	(54,014)
Net increase in commercial paper	316	481,494
Principal payments on other notes payable	(182)	(447)

Net cash provided (used) by financing activities	(137,385)	396,828

Net cash provided (used) by discontinued operations	(476)	1,886

Effect of exchange rate changes on cash	178	188

Net increase (decrease) in cash and cash equivalents	11,405	(42,180)
Cash and cash equivalents, beginning of period	42,777	70,757

Cash and cash equivalents, end of period	$54,182	$28,577

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data, unless otherwise noted)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of Budget Group, Inc. and subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts and operations of the Company and its majority owned subsidiaries including Team Fleet Financing Corporation (“TFFC”) and BRAC (Bermuda) Holding Limited (“Bermuda”). TFFC and Bermuda are separate special purpose corporate entities and as such their assets are not available to pay the claims of any creditors of Budget Group, Inc. or its other affiliates. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The Company has prepared the financial statements under the assumptions that the Company will continue to realize its net assets and settle its liabilities through the normal course of business.

      It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as amended. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Recapitalization

      The Company has engaged Lazard Freres & Co. LLC (“Lazard”) as financial advisor to assist it in exploring and evaluating strategic alternatives, restructuring its operations, and analyzing available capital restructuring and financial alternatives. Since its retention, Lazard has assisted us in pursuing a recapitalization of the Company, coupled with an equity or debt investment by a new financial investor. Lazard, at the Company’s request, has contacted a number of potential financial investors to determine their interest in supporting a recapitalization through possible new equity or debt investment in the Company. Several parties have executed confidentiality agreements and written letters of interest and are in various stages of due diligence. The Company believes it will ultimately be able to achieve a desirable recapitalization or other strategic alternatives. However, no assurance can be given that management will be successful in attracting new investment in the Company. Furthermore, it is expected that any such investment would be conditioned upon a successful restructuring of all or a significant portion of the Company’s outstanding non-fleet indebtedness.

      On April 1, 2002, the Company did not make a required $18,250 interest payment to holders of its Senior Notes and on April 29, 2002 the Company did not make a required $1,541 interest payment to holders of its convertible subordinated notes. As of that date, the aggregate principal amount of the Senior Notes and convertible subordinated notes outstanding was $400,000 and $45,000, respectively. The applicable grace period for the non-payment on the Senior Notes expired on May 1, 2002 and that under the convertible subordinated notes will expire on June 1, 2002. Therefore, a default exists under the indenture for the Senior Notes and, upon the request of holders of 25% or more of the Senior Notes outstanding, the trustee for the Senior Notes may declare the Senior Notes immediately due and payable. Such a payment default under the Senior Notes or the convertible subordinated notes, unless waived by a sufficient number of holders, triggers defaults under the working capital facility and, in turn, the agreements related to the Company’s Medium Term Notes (“MTN’s”). In the case of the working capital facility, the lenders holding at least 51% of the outstanding principal amount of the loans and letters of credit may cause the acceleration of the outstanding debt under that facility. In the case of the agreements related to the MTN’s and Commercial Paper (“CP”)

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

facility, the indenture trustees could proceed against the collateral, which consists of substantially all of the Company’s fleet vehicles.

      Under the Company’s working capital facility, outstanding advances, including letters of credit, must be supported by a borrowing base consisting of certain percentages of the various types of collateral pledged to the working capital lenders. The availability of letters of credit under the working capital facility is essential for maintaining and issuing MTN’s, CP or similar fleet financings and increasing fleet for the busy travel season. Under the working capital facility, the Company must meet certain minimum levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The significant decline in air travel and related car rentals at airports following September 11, 2001 and the effect of weak economic conditions on the pricing and business travel environment for the North America car rental segment contributed to borrowing base shortfalls and the Company’s inability to achieve Adjusted EBITDA requirements.

      On December 20, 2001 the Company reached an agreement with its lenders on amendments to the working capital facility. The agreement allowed for the reduction of the required collateral for the credit facility as of December 31, 2001 and reduced the working capital facility amount from $500,000 to $430,000. On May 1, 2002 the Company entered into agreements with its lenders related to waiving cross default provisions to non-payment of interest on the Senior Notes and convertible subordinated notes, extending the waiver period for Adjusted EBITDA requirements and reducing the required collateral for the credit facility all until May 31, 2002. It is the Company’s intention to seek and believes it will be able to obtain extensions of the agreement, however, no assurances can be given that such attempt will be successful. If the Company were unable to obtain extensions of the waivers, its ability to maintain letters of credit, including those related to its fleet financing, would be limited. The inability to maintain letters of credit could have a material adverse impact on the Company’s operations. On March 31, 2002, the Company had $429,604 in letters of credit and $0 in working capital borrowings outstanding under this facility.

      A substantial amount of the Company’s fleet financings mature, or the facilities expire, during 2002, including $885,817 in MTN’s, the $485,000 CP facility, and $96,086 in other fleet facilities. The Company’s ability to refinance such obligations in order to maintain peak season fleet levels is likely dependent on successful completion of its recapitalization and related efforts and a failure to refinance such obligations may have a material adverse effect on the Company’s operations.

      In the first quarter of 2002, certain holders of the Senior Notes formed an ad-hoc bondholders committee (the “Ad-Hoc Bondholders Committee”) to evaluate restructuring alternatives with respect to the Company’s outstanding non-fleet debt. The Company has agreed with the Ad-Hoc Bondholders Committee to pay for the retention of certain professionals on behalf of the bondholders. The Ad-Hoc Bondholders Committee has retained financial and legal advisors and these advisors have commenced due diligence with respect to the Company. The Company has entered into preliminary discussions with the Ad-Hoc Bondholders Committee regarding certain restructuring alternatives, which could include exchanging all or a portion of its outstanding non-fleet debt for equity, new notes or cash. The Company believes that it will ultimately be able to achieve a desirable debt restructuring. However, no assurance can be given that any of these discussions will result in a restructuring of outstanding indebtedness.

      The previously mentioned circumstances and the Company’s substantial indebtedness have various negative consequences for the Company’s business, including: (a) limiting the Company’s ability to obtain additional financing including fleet financing; (b) limiting the Company’s ability to refinance the MTN’s maturing in 2002, and the CP facility and other fleet financings expiring in 2002; (c) limiting the Company’s ability to use operating cash flow in other areas of its business because it must dedicate a substantial portion of these funds to debt service; (d) limiting the Company’s flexibility to react to changes in its industry and changes in market conditions; and (e) increasing the Company’s vulnerability to a downturn in its business. During 2001 and the first quarter of 2002, the Company was unable to generate sufficient earnings, cash flow

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

or Adjusted EBITDA, or to borrow additional funds, to enable it to make its April 1, 2002 interest payments on the Senior Notes. The Company believes that it will ultimately be able to achieve a desirable strategic or debt restructuring alternative. However, no assurance can be given that the Company will be successful in these efforts. If the Company is unsuccessful in completing strategic alternatives or restructuring its obligations, the Company will likely need to pursue a reorganization of the Company under the federal bankruptcy code. Even if the Company is successful in arranging for a strategic alternative or debt restructuring transaction, it is possible that the completion of any such transaction could involve the Company’s reorganization under the federal bankruptcy code. Any such strategic alternative or debt restructuring transaction, whether effectuated outside of bankruptcy proceedings or under the federal bankruptcy code, will likely result in the Company’s existing common stock being substantially diluted or having little or no value and its indebtedness being worth substantially less than its face value. In addition, the outcome of the recapitalization and debt restructuring efforts may have a material impact on the Company’s ability to recover the carrying value of its goodwill and intangibles.

3. Trade and Vehicle Receivables, Net

      The Company maintains allowances for doubtful accounts for estimated losses from the inability or failure of customers to make payments for rental activity, damage reimbursement or sales of vehicles. The allowances are based on current trends and historical collection experience and a percentage of the Company’s accounts receivables by aging category. In determining these percentages, the Company looks at historical write-offs, current trends in the credit quality of its customer base and in billing dispute resolution as well as changes in credit policy.

      Based on historical experience, the Company expects bad debt expense to approximate 0.38% of revenue ($1,716 for the three months ended March 31, 2002). Due to favorable collection experience and the resulting improvement in receivable aging, the Company recorded net recoveries of approximately $2,225 in the three months ended March 31, 2002.

4. Notes Payable

      Vehicle debt is as follows:

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(In millions)
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; interest rates ranging from 6.13% to 7.85% at March 31, 2002 and December 31, 2001	$1,540.8	$1,700.4
Floating rate component based on spread over LIBOR with interest rates ranging from 2.39% to 4.83% at March 31, 2002 and 2.42% to 4.86% at December 31, 2001	$715.0	$715.0

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(In millions)
Amounts under the commercial paper programs secured by eligible vehicle collateral; interest based on market-dictated commercial paper rates; interest rates ranging from 1.88% to 1.95% at March 31, 2002 and 1.95% to 2.25% at December 31, 2001	$484.9	$484.5
Other secured vehicle financings primarily a seasonal facility and fleet financing with international institutions with interest rates ranging from 4.10% to 8.00% at March 31, 2002 and 4.20% to 8.50% at December 31, 2001	$119.1	$97.1

Total Vehicle Debt	$2,859.8	$2,997.0

Non-vehicle debt is as follows:
Unsecured senior notes with fixed interest rates of 9.125%	$400.0	$400.0
Convertible subordinated notes with fixed interest rates of 6.85%	$45.0	$45.0
Other debt primarily related to the Equity Secured Transaction	$42.4	$42.6

Total Non-Vehicle Debt	$487.4	$487.6

Total Debt	$3,347.2	$3,484.6

      The amount of vehicle and non-vehicle debt scheduled to mature in 2002 is $1,466,903 and $38,303, respectively.

5. Leases

      Future minimum payments under noncancellable leases and concession agreements including leased vehicles, buildings and equipment at December 31, 2001, are as follows:

Year Ended December 31,

2002	$106,362
2003	70,369
2004	57,513
2005	44,808
2006	35,352
Thereafter	58,462

$372,866

6. Loss Per Share

      Basic loss per share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted loss per share is the same as basic net loss per share due to the anti-dilutive effect (i.e. the effect of reducing basic loss per share) of the Company’s convertible securities and the immaterial dilutive effect of options.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table reconciles the net loss and number of shares utilized in the loss per share calculation.

	Three-Month Period
	Ended March 31,

	2002	2001

Net loss	$(55,662)	$(95,062)
Effect of interest, distributions, and loan fee amortization on convertible securities — net of income taxes	—	—

Net loss available to common Stockholders after assumed conversion of dilutive securities	$(55,662)	$(95,062)

Weighted average number of common shares used in basic EPS	37,255	37,255
Effect of dilutive securities:
Stock options	—	—
Convertible securities	—	—

Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	37,255	37,255

7. Financial Instruments

      On January 1, 2001, the Company adopted the Statements of Financial Accounting Standards No. 133, (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133” (“SFAS 137”), and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income (loss) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. Based on its current limited use of derivatives, the adoption of SFAS 133 did not have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

      On March 31, 2002, the Company has an outstanding non-hedge interest rate swap with a notional amount of approximately $5,300 and a fair value of approximately $100. The change in value during the three month period ended March 31, 2002 of this interest rate swap was not material (less than $100). In addition, the Company has an outstanding fair value hedge of an equity investment and the change in the value of this hedge was a loss of approximately $1,600 for the three months ended March 31, 2002 and was offset by the change in value of the related equity investment. Both of these changes were recorded in Selling, General and Administrative expenses in the Consolidated Statements of Operations. The ineffectiveness of this fair value hedging relationship for the three months ended March 31, 2002 was not material.

8. Business Segments

      The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans. Segments are determined by product line and business activity.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Segment information is as follows:

	Three-Month Period
	Ended March 31,

	2002	2001

Revenue:
Car Rental — North America	$321,366	$364,213
— International	30,864	54,682
Truck Rental	117,092	136,724
Eliminations	(17,702)	(26,135)

Total revenue	$451,620	$529,484

Operating income (loss):
Car Rental — North America	$31,648	$18,043
— International	(4,655)	(27,879)
Truck Rental	(12,156)	(6,206)
Corporate Overhead	(10,633)	(6,416)

Total operating income (loss)	$4,204	$(22,458)

9. Goodwill, Intangibles and Long-Lived Assets

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

      Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized and are no longer subject to a 40 year maximum life. The Company adopted SFAS 142 beginning January 1, 2002 and since a majority of the Company’s intangibles, including goodwill, have indefinite lives, annual amortization expense will decrease by approximately $20.0 million.

      As required, the Company assessed the fair value of its indefinite lived intangible assets which consist of, Budget Rent a Car franchise agreements (carrying value of $106,000) and Budget Rent a Car trade name (carrying value of $168,717) at January 1, 2002. The fair value of these assets exceeded their carrying value. The fair value of goodwill (carrying value of $462,777) is being evaluated. This evaluation will be completed by June 30, 2002, however, it is probable that some or all of the goodwill will be impaired. If an impairment charge is recognized the Company will be required to restate its results from operations for the three months ended March 31, 2002.

      If the Company had adopted SFAS 142 on January 1, 2001, the Company would have reported for the three months ended March 31, 2001 operating loss, net loss and loss per share of ($17,482), ($90,086) and ($2.42), respectively.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

	Car	Truck	International	Corporate	Total

Balance at December 31, 2001	$171,101	$290,068	$1,545	$62	$462,777
Additions	166	—	—	—	166

Balance at March 31, 2002	$171,267	$290,068	$1,545	$62	$462,943

      Intangibles subject to amortization consist of the following:

	Ryder TRS	Ryder TRS
	Tradename	Franchise Rights	Total

Balance at December 31, 2001	$6,833	$24,414	$31,247

Balance at March 31, 2002	$6,263	$23,791	$30,054

Amortization period	7	13

      Amortization expense for amortizable intangible assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $4,771, $4,771, $4,771, $2,493 and $2,493, respectively. Amortization expense for these assets for the three months ended March 31, 2002 and 2001 is $1,193 and $1,006 respectively.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations.

10. Dispositions

      In January 2002, the Company sold its remaining 19.9% interest in Cruise America, Inc. (“Cruise”) and settled the remaining contingency related to the disposition for an amount approximating the carrying value.

11. Provision for Income Taxes

      The overall year to date income tax provision reflects an effective tax rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred tax assets (inclusive of net operating loss carryforwards) that may not be realized due to the potential expiration of net operating losses and tax credit carryovers and the impact of state and local income taxes. Also impacting the rate is the effect of the distributions due on trust preferred securities shown below the provision at its gross amount while any tax benefit is included in the provision. For the full year 2002, we expect to record a provision that approximates the state and local income taxes payable for the year.

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

Presentation of Financial Information

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been prepared under the assumption that the Company will continue to realize its assets and settle its liabilities through the normal course of business.

Recent Trends and Developments

      Due to general economic conditions existing in 2001, the pricing and business environment, particularly for the North America car rental segment, experienced weakness in 2001. In addition, following the events of September 11, 2001 there was a significant decline in air travel and related car rentals at airports worldwide, particularly in the U.S. Approximately one-half of our U.S. revenue is derived from airport locations and the resultant decline in air travel adversely affected our operating results.

      We have engaged Lazard Freres & Co. LLC (“Lazard”) as financial advisor to assist us in exploring and evaluating strategic alternatives, restructuring our operations, and analyzing available capital restructuring and financial alternatives. Since its retention, Lazard has assisted us in pursuing a recapitalization of the Company, coupled with an equity or debt investment by a new financial investor. Lazard, at our request, has contacted a number of potential financial investors to determine their interest in supporting a recapitalization through possible new equity or debt investment in the Company. Several parties have executed confidentiality agreements and written letters of interest and are in various stages of due diligence. We believe we will ultimately be able to achieve a desirable recapitalization or other strategic alternatives. However, no assurance can be given that we will be successful in attracting new investment in the Company. Furthermore, it is expected that any such investment would be conditioned upon a successful restructuring of all or a significant portion of our outstanding non-fleet indebtedness.

      On April 1, 2002, we did not make a required $18.3 million interest payment to holders of our Senior Notes and on April 29, 2002 we did not make a required $1.5 million interest payment to holders of our convertible subordinated notes. As of that date, the aggregate principal amount of the Senior Notes and convertible subordinated notes outstanding was $400.0 million and $45.0 million, respectively. The applicable grace period for the non-payment of the Senior Notes expired on May 1, 2002 and that under the convertible subordinated notes will expire on June 1, 2002. Therefore, a default exists under the indenture for the Senior Notes and, upon the request of holders of 25% or more of the Senior Notes outstanding, the trustee for the Senior Notes may declare the Senior Notes immediately due and payable. Such a payment default under the Senior Notes or the convertible subordinated notes, unless waived by a sufficient number of holders, triggers defaults under the working capital facility and, in turn, the agreements related to our Medium Term Notes (“MTN’s”). In the case of the working capital facility, the lenders holding at least 51% of the outstanding principal amount of the loans and letters of credit may cause the acceleration of the outstanding debt under that facility. In the case of the agreements related to our MTN’s and CP facility, the indenture trustees could proceed against the collateral, which consists of substantially all of our fleet vehicles.

      Under the our working capital facility, outstanding advances, including letters of credit, must be supported by a borrowing base consisting of certain percentages of the various types of collateral pledged to the working capital lenders. The availability of letters of credit under the working capital facility is essential for maintaining and issuing MTN’s, CP or similar fleet financings and increasing fleet for the busy travel season. Under the working capital facility, we must meet certain minimum levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The significant decline in air travel and related car rentals at airports following September 11, 2001 and the effect of weak economic conditions on the pricing and business travel environment for the North America car rental segment contributed to borrowing base shortfalls and our inability to achieve Adjusted EBITDA requirements.

      On December 20, 2001 we reached an agreement with our lenders on amendments to the working capital facility. The agreement allowed for the reduction of the required collateral for the credit facility as of December 31, 2001 and reduced the working capital facility amount from $500.0 million to $430.0 million. On May 1, 2002 we entered into agreements with our lenders related to waiving cross default provisions to non-payment of interest on the Senior Notes and convertible subordinated notes, extending the waiver period for Adjusted EBITDA requirements and reducing the required collateral for the credit facility all until May 31, 2002. It is our intention to seek and we believe we will be able to obtain extensions of the agreement, however, no assurances can be given that such attempt will be successful. If we are unable to obtain extensions of the waivers, our ability to maintain letters of credit, including those related to our fleet financing, would be limited. The inability to maintain letters of credit could have a material adverse impact on our operations. At March 31, 2002, we had $429.6 million in letters of credit and $0 in working capital borrowings outstanding under this facility.

      A substantial amount of our fleet financings mature, or the facilities expire, during 2002 including $885.8 million in MTN’s, the $485.0 million CP facility, and $96.1 million in other fleet facilities. Our ability to refinance such obligations in order to maintain peak season fleet levels is likely dependent on successful completion of our recapitalization and related efforts and a failure to refinance such obligations may have a material adverse effect on our operations.

      In the first quarter of 2002, certain holders of our Senior Notes formed an ad-hoc bondholders committee (the “Ad-Hoc Bondholders Committee”) to evaluate restructuring alternatives with respect to our outstanding non-fleet debt. We have agreed with the Ad-Hoc Bondholders Committee to pay for the retention of certain professionals on behalf of the bondholders. The Ad-Hoc Bondholders Committee has retained financial and legal advisors and these advisors have commenced due diligence with respect to the Company. We have entered into preliminary discussions with the Ad-Hoc Bondholders Committee regarding certain restructuring alternatives, which could include exchanging all or a portion of our outstanding non-fleet debt for equity, new notes or cash. We believe that we will ultimately be able to achieve a desirable debt restructuring. However, no assurance can be given that any of these discussions will result in a restructuring of outstanding indebtedness.

      The previously mentioned circumstances and our substantial indebtedness have various negative consequences for the Company’s business, including: (a) limiting our ability to obtain additional financing including fleet financing; (b) limiting our ability to refinance the MTN’s maturing in 2002, and the CP facility and other fleet financings expiring in 2002; (c) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to debt service; (d) limiting our flexibility to react to changes in our industry and changes in market conditions; and (e) increasing our vulnerability to a downturn in our business. During 2001 and the first quarter of 2002, we were unable to generate sufficient earnings, cash flow or Adjusted EBITDA, or to borrow additional funds, to enable us to make our April 1, 2002 interest payments on the Senior Notes. We believe that we will ultimately be able to achieve a desirable strategic or debt restructuring alternative. However, no assurance can be given that we will be successful in these efforts. If we are unsuccessful in completing strategic alternatives or restructuring our obligations, we will likely need to pursue a reorganization of the Company under the federal bankruptcy code. Even if we are successful in arranging for a strategic alternative or debt restructuring transaction, it is possible that the completion of any such transaction could involve the Company’s reorganization under the federal bankruptcy code. Any such strategic alternative or debt restructuring transaction, whether effectuated outside of bankruptcy proceedings or under the federal bankruptcy code, will likely result in the Company’s existing common stock being substantially diluted or having little or no value and its indebtedness being worth substantially less than its face value. In addition, the outcome of the recapitalization and debt restructuring efforts may have a material impact on our ability to recover the carrying value of our goodwill and intangibles.

Results of Operations

      General Operating Results. Net loss for the first quarter of 2002 decreased $39.4 million to $55.7 million compared with $95.1 million in the first quarter of 2001. Diluted loss per share for the first quarter of 2002 was $1.49 per share compared to a loss of $2.55 per share in 2001. Lower volume and revenue was reflective of the continued softness in the travel market. The decrease in revenue due to volume was offset slightly by higher pricing in all operating segments. Also contributing to improved results in the first quarter of 2002 was lower intangible amortization expense of goodwill and other indefinite lived intangibles of $5.0 million due to adoption of SFAS 142, lower bad debt expense, net of recoveries, of $4.3 million due to continued favorable collection efforts and a $24.7 million improvement in International results due to the refranchising effort, slightly offset by $3.4 million in expenses related to our recapitalization effort.

      Operating Revenues. Vehicle rental revenue decreased $75.3 million, or 14.7%, in the first quarter of 2002 to $436.3 million from $511.6 million in the first quarter of 2001. This decrease was largely reflective of the overall decrease in volume of 18.3% (approximately $94.1 million), slightly offset by higher pricing in all vehicle operating segments. The volume decreases by segment were 13.0%, 17.8% and 52.5% for domestic car rental (“car”), truck and international, respectively. The combined volume decrease for car and truck was 13.8%. Higher pricing increased revenue by approximately $6.6 million, $5.0 million and $2.3 million in car, truck and international segments, respectively.

      Royalty fees and other revenues decreased $2.5 million, or 14.1%, in the first quarter of 2002 to $15.3 million from $17.8 million in the first quarter of 2001. This decrease versus 2001 was primarily due to lower royalty revenues of $1.2 million, reflecting decreased travel volume and lower move management revenue of $0.5 million.

      Operating Expenses. Total operating expenses decreased $104.5 million, or 18.9%, in the first quarter of 2002 to $447.4 million from $551.9 million in the first quarter of 2001. International operating expenses decreased by approximately $43.6 million largely due to refranchising. Excluding international, operating expenses decreased by approximately $60.9 million or 12.8%. This decrease, compared to the first quarter of 2001, was reflective of the previously mentioned volume decreases and decreases in intangible amortization and bad debt expense, offset by expenses of $3.4 million related to the Company’s restructuring effort and higher depreciation expense per vehicle.

      Direct vehicle and operating expenses decreased $46.9 million, or 18.8%, in the first quarter of 2002 to $202.4 million from $249.3 million in the first quarter of 2001. Excluding international, these expenses decreased by approximately $20.5 million or 10.4%. This expense decreased at a lower rate than volume domestically, due to increased insurance costs of $3.8 million resulting from increased premiums, vehicle early turnback and estimated mileage accruals of $3.6 million and vehicle repair and maintenance costs of $3.6 million, partially offset by an improvement in vehicle transfer costs of $2.8 million. International direct vehicle and operating expenses decreased by approximately $26.4 million or 50.7%, which approximated the decrease in volume.

      Vehicle depreciation expense decreased $12.7 million, or 9.2% in the first quarter of 2002, to $126.1 million from $138.8 million in the first quarter of 2001. Excluding international, these expenses decreased by approximately $9.4 million or 7.0%. This expense decreased at a rate lower than the domestic fleet level decrease of 14.8% for the quarter, largely due to an increase in depreciation expense per vehicle in the truck segment, which added approximately $6.4 million to depreciation, resulting from a softened wholesale market and a shorter expected vehicle holding period and in the car segment, which added approximately $2.8 million to depreciation related to certain risk (non-program) vehicles. Depreciation expense in the international segment decreased $3.3 million or 72.2%, which was at a higher rate than volume, due to a shift in mix of owned to leased vehicles.

      Selling, general and administrative expenses decreased by $37.8 million, or 26.0%, in the first quarter of 2002 to $107.5 million from $145.3 million in the first quarter of 2001. Excluding international, these expenses decreased by approximately $24.1 million or 19.2%. In addition to lower costs due to volume declines in car and truck for the first quarter of 2002, this decrease reflects lower domestic bad debt expense of $4.2 million due to favorable collection efforts and lower general and administrative costs of $2.7 million. The selling, general and administrative expense classification includes $3.4 million for professional fees related to the Company’s restructuring efforts in the first quarter of 2002. International selling, general and administrative expense decreased $13.6 million or 68.4%, which was at a rate greater than volume due to continued refranchising efforts in Europe which is favorably impacting advertising, administrative personnel, professional fees and similar costs.

      Amortization and non-vehicle depreciation expense decreased $7.1 million, or 38.4%, in the first quarter of 2002 to $11.5 million from $18.6 million in the first quarter of 2001. This decrease reflects lower intangible amortization expense of $5.0 million due to adoption of SFAS 142 in the first quarter of 2002 and lower depreciation and amortization expense related to software and other non-vehicle capitalized expenditures reflecting generally lower capital expenditure levels in 2000 and 2001.

      Other Expense, Net. Other expense, net of interest income, decreased $13.1 million, or 19.6% in the first quarter of 2002 to $53.8 million from $66.9 million in the first quarter of 2001. This decrease was largely due to lower vehicle interest cost of $13.7 million, of which $7.9 million was related to lower interest rates, $5.3 million was related to lower fleet borrowings and $0.5 million was due to a decrease in other related fees.

      Provision for Income Taxes. The overall year to date tax provision reflects an effective tax rate that differs from the statutory rate due to increases in valuation allowances to reflect the estimated amount of deferred taxes that may not be realized due to the potential expiration of net operating losses and tax credit carryovers and the impact of state and local income taxes net of the federal benefit. Also impacting the rate is the effect of the distributions due on trust preferred securities shown below the provision at its gross amount while the tax benefit is included in the provision. For the full year 2002, we expect to record a provision that approximates the state and local income taxes payable for the year.

      Distributions on Trust Preferred Securities. The distributions due on trust preferred securities of $5.1 million for the three-month period ended March 31, 2002, increased by approximately $0.4 million from the same period in 2001. We issued a deferral notice with respect to the interest payments for five quarters beginning March 15, 2001 and accrued additional interest expense on the deferrals. These distributions represent dividend payments due to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc. It is the Company’s intention to issue additional deferral notices in 2002.

Recent Business Trends

      In April 2002, the industry pricing environment for North America car rental appears to be strengthening at levels about 3% to 4% greater than the prior year. Although air travel continues to be negatively impacted by the events of September 11, 2001, the decline is less severe than past months and is down 10% to 12% versus the prior year.

Liquidity and Capital Resources

      Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers’ captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is for the acquisition of new vehicles for our rental fleet. The indebtedness at March 31, 2002 has interest rates ranging from 1.88% to 10.00% and the material terms of our financing facilities are described below. Approximately $1.5 billion of fleet-related indebtedness will mature during 2002, with $159.6 million having matured through March 31, 2002. We intend to fund our fleet financing requirements and debt maturities during 2002 through additional issuances of asset-backed notes and other credit facilities with financial institutions. See Recent Trends and Developments.

     Analysis of Cash Flows

      Net cash provided by continuing operating activities increased $107.8 million or 97.2% to $218.8 million during the three months ended March 31, 2002, from $111.0 million during the three months ended March 31, 2001. This improvement is due to a larger decrease in manufacturer receivables of $73.0 million, a decrease in notes receivable, net of $10.5 million largely related to Cruise, and a decrease in net loss of $39.4 offset by a decrease in depreciation and amortization of $19.8 million.

      Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly offset by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers’ vehicle repurchase programs). Cash received from the sale of vehicles was $819.9 million and $788.2 million during the first three months of 2002 and 2001, respectively. Cash paid to suppliers of revenue earning vehicles was $947.4 million and $1,326.6 million during the first three months of 2002 and 2001, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer software were $3.9 million and $3.8 million for the first three months of 2002 and 2001, respectively.

      Net cash provided by financing activities for the three months ended March 31, 2002 decreased by $534.2 million or to a cash use of $137.4 million at March 31, 2002 from cash provided by of $396.8 million at March 31, 2001. This decrease was primarily due to lower fleet borrowings of $540.5 million which related to $569.1 million in lower fleet levels from March 31, 2001.

     Debt Facilities — General

      We borrow money directly and through our special purpose fleet financing subsidiary, TFFC. Subsidiaries also have various working capital facilities in place to finance operating activities. At March 31, 2002, we had $3,347.2 million of indebtedness outstanding, $2,859.8 million of which represented secured fleet financing and $487.4 million of which represented non-vehicle indebtedness. See note 4 to the unaudited consolidated financial statements. At March 31, 2002, we had $249.7 million of availability under various fleet-financing facilities.

      At March 31, 2002, we had borrowed $2,255.8 million under asset-backed Medium-Term Notes (“MTN’s”) and $484.9 million under the CP facility (collectively “Fleet notes”). The Fleet notes are utilized to finance vehicles eligible for certain manufacturers’ vehicle repurchase programs and other allowable cars and trucks. Proceeds from the Fleet notes that are temporarily unutilized for vehicle financing are maintained in restricted cash accounts with the trustees. The Fleet notes are collateralized by the secured vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at March 31, 2002, ranged from 1.88% to 7.85%.

     Commercial Paper

      The CP facility was renewed in June 2001 for $485.0 million, had an outstanding principal balance of $484.9 million and $638.4 million at March 31, 2002 and March 31 2001, respectively, bears interest rates ranging from 1.88% to 1.95% at March 31, 2002, and is secured by the applicable vehicles and vehicle program receivables. Under limited circumstances, the CP may be repaid by draws under a related bank provided liquidity facility ($400,000) which expires in June 2002, or a related letter of credit ($85,000). The CP is issued periodically with maturities of up to 58 days. It is the Company’s intention to renew the liquidity facility or to obtain financing under similar terms when the present agreement expires. No amounts were drawn under the bank provided liquidity facility or related letter of credit at March 31, 2002.

     Medium Term Notes (MTN’s)

      The TFFC-96 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $27.7 million at March 31, 2002 and $166.0 million at March 31, 2001, bear interest at 6.65% per annum. Monthly principal payments of $13.9 million commenced in June 2001, with the last payment due in May 2002. The subordinated notes, with an aggregate principal balance of $10.0 million at March 31, 2002 and 2001, bear interest at 7.10% per annum and are payable in full in June 2002. Interest on the TFFC-96 notes is payable monthly.

      The TFFC-97 notes consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $275.6 million at March 31, 2002 and $472.5 million at March 31, 2001, bear interest at 7.35% per annum. Monthly principal payments of $39.4 million commenced in November 2001, with the last payment due in October 2002. The subordinated notes, with an aggregate principal balance of $27.5 million at March 31, 2002 and 2001, bear interest at 7.80% per annum and are payable in full in November 2002. Interest on the TFFC-97 notes is payable monthly.

      The TFFC-98 notes consist of senior notes and subordinated notes and have an aggregate principal balance of $650.0 million and $1,069.8 million at March 31, 2002 and 2001, respectively. The TFFC-98 notes bear interest at fixed rates ranging from 6.13% to 6.84% and have maturity dates from November 2002 to March 2006. These notes were issued in three different series. TFFC-98-2 has been paid in full. TFFC-98-3 has a senior principal amount of $425.0 million bearing a fixed interest rate of 6.13% and a subordinated amount of $75.0 million bearing fixed interest rates from 6.24% to 6.63% at March 31, 2002. Principal payments for TFFC-98-3 commence in November 2002 with the final principal payment due in March 2004. TFFC-98-4 has a senior principal amount of $127.5 million bearing a fixed interest rates of 6.28% and a subordinated amount of $22.5 million bearing fixed interest rates from 6.48% to 6.84% at March 31, 2002. Principal payments for TFFC-98-4 commence in November 2004 with the final principal payment due in March 2006. Interest on the TFFC-98 notes is payable monthly.

      The TFFC-99 notes consist of senior notes and subordinated notes and have an aggregate principal balance of $550.0 million and $950.0 million at March 31, 2002 and 2001, respectively and bear interest rates ranging from 6.70% to 7.85% and have maturity dates through July 2004. These notes were issued in three different series. TFFC-99-2 has been paid in full. TFFC-99-3 has a senior principal amount of $248.5 million bearing fixed interest rates of 6.70% and a subordinated amount of $101.5 million bearing fixed interest rates from 6.90% to 7.60% at March 31, 2002. Principal payments for TFFC-99-3 commence in May 2002 with the final payment due in July 2002. TFFC-99-4 has a senior principal amount of $142.0 million with fixed interest rates of 6.90% and a subordinated amount of $58.0 million bearing fixed interest rates from 7.00% to 7.85% at March 31, 2002. Principal payments for TFFC-99-4 commence on May 2004 with the final payment due in July 2004. Interest on the TFFC-99 notes is payable monthly.

      The TFFC-2001-2 notes issued in April 2001 for $475.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $362.2 million bear interest at LIBOR plus 0.49% (or 2.39% at March 31, 2002) with principal payments commencing in October 2003 and the last payment due in November 2003. The subordinated notes, with an aggregate principal balance of $112.8 million bear interest at LIBOR plus 0.94% (or 2.84% at March 31, 2002) to LIBOR plus 1.94% (or 3.84% at

March 31, 2002) with the full principal payment due in December 2003. Interest on the TFFC-2001-2 notes is payable monthly.

      The TFFC-2001-3 notes issued in November 2001 for $240.0 million consist of senior notes and subordinated notes. The senior notes, with an aggregate principal balance of $182.5 million bear interest at LIBOR plus 0.90% (or 2.80% at March 31, 2002) with principal payments commencing in January 2004 and the last payment due in March 2004. The subordinated notes, with an aggregate principal balance of $57.5 million bear interest at LIBOR plus 1.18% (or 3.08% at March 31, 2002) to LIBOR plus 2.93% (or 4.83% at March 31, 2002) with the full principal payment due in March 2004. Interest on the TFFC-2001-3 notes is payable monthly.

     Other Fleet Financing Facilities

      On March 31, 2002, the Company had outstanding indebtedness of $95.6 million pursuant to a seasonal funding facility (“Seasonal Facility”) that bears a variable rate of interest of prime less 0.50% (or 4.25% at March 31, 2002) and matures in November 2002. The Seasonal Facility is used to purchase revenue-earning vehicles and is secured by these vehicles.

      Other vehicle obligations consist primarily of outstanding international lines of credit to purchase rental vehicles. Borrowings under collateralized available lines of credit at March 31, 2002 consist of $23.6 million for rental vehicles with maturity dates through 2004. Vehicle obligations are collateralized by revenue earning vehicles financed under these credit facilities and proceeds from the sale, lease or rental of vehicles. Interest payments for rental fleet facilities are due monthly at annual interest rates that range from 4.10% to 8.00% at March 31, 2002. We expect that vehicle obligations will generally be repaid within one year from the balance sheet date with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the manufacturers’ vehicle repurchase programs or from the sales of the vehicles.

     Senior Notes

      In April 1999, we issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the “Senior Notes”). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict us from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing our capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, we exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms. See Recent Trends and Developments.

     Convertible Subordinated Notes

      In April 1997, we issued convertible subordinated notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. At a conversion price of $27.96 per share, the convertible subordinated notes are convertible into 1,609,436 shares of Class A common stock. See Recent Trends and Developments.

     Trust Preferred Securities

      In June 1998, a subsidiary of the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem guaranteed senior notes and to partially fund the redemption of Ryder TRS’s 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust-preferred securities. As required under the amended working capital facility, we issued a deferral notice with respect to the interest payments due on the subordinated indebtedness due March 15,

2001, June 15, 2001, September 15, 2001, December 15, 2001 and March 15, 2002. It is our intention to issue additional deferral notices in 2002.

     Working Capital Facility

      The $430.0 million working capital facility requires monthly interest payments on the outstanding balance at a rate based on either LIBOR plus 3.50% (5.38% at March 31, 2002) or prime plus 2.50% and expires in June 2003. On May 1, 2002 we reached an agreement with our lenders to the working capital facility extending the waiver of the Adjusted EBITDA requirements through May 31, 2002 and allowing for the reduction of the required collateral for the borrowing base requirements. At March 31, 2002 we had $429.6 million in letters of credit outstanding and $0 of borrowings under this facility. See Recent Trends and Developments.

Other Debt

      Other debt consists primarily of secured non-vehicle debt and has an outstanding amount of $42.4 million as of March 31, 2002 and is comprised largely of debt related to the Equity Secured Transaction, franchise repurchases and mortgages.

Change in Financial Condition

      Total assets decreased $215.2 million to $4,254.3 million at March 31, 2002 from $4,469.5 million at December 31, 2001. This decrease was due primarily to a decrease in manufacturer receivables of $115.1 million, a reduction in notes receivables of $28.1 million largely related to Cruise and a decrease in restricted cash of $60.4 million.

      Total liabilities decreased by $159.3 million to $4,248.5 million at March 31, 2002 from $4,407.8 million at December 31, 2001. This decrease resulted largely from a decrease in notes payable of $137.4 million primarily due to the maturities of various MTN’s and a $21.4 million decrease in accounts payable, accrued and other liabilities.

Future Liquidity and Borrowing Needs

      The availability of letters of credit under the working capital facility is essential in maintaining and issuing MTN’s, CP or similar fleet financings. If this availability remains limited, we would be unable to increase fleet financing during the peak summer travel season and the adverse impact on our financial position and results of operations could be material. See Recent Trends and Developments.

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

      During 2001, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.9 million will be expended in 2002 and 2003. Approximately $0.2 million was spent through March 31, 2002. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

Forward Looking Statements

      This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include additional risk of losses from international operations, travel patterns subsequent to September 11, 2001 and general economic conditions as well as the risks set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended, which information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rates through use of a combination of fixed and floating rate debt and interest hedging instruments. Other than listed below, no significant changes have occurred in our capital structure or market risk profile during the period ended March 31, 2002. See the Company’s disclosures regarding market risk included under Item 7A of the Company’s Form 10-K for the year ended December 31, 2001, as amended.

      Our floating-rate debt was $1.3 billion or 39.6% of total outstanding debt at March 31, 2002. A fluctuation of the interest rate by 100 basis points would change our interest expense by $13.0 million. For a discussion of the fair value of indebtedness, see note 15 of our Consolidated Financial Statements, contained in the financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

      As disclosed in note 7 to the unaudited consolidated financial statements, we occasionally use hedging instruments to manage market risk related to interest rates and an equity investment. The effect of market changes on these instruments in the three months ended March 31, 2002 is not material.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      We have a trademark license with Ryder Systems, Inc. (“RSI”) to use the “Ryder TRS” trademark in the conduct of the Ryder TRS truck rental business until December 2004. In the process of transitioning the Ryder TRS consumer truck rental business to the Budget brand, we aired a television commercial, ran a print ad and engaged in other marketing activities which had not been approved by RSI. As a result, RSI filed an action in the U.S. District Court in New York seeking a Temporary Restraining Order (“TRO”) and provided us with notification of the termination of the Trademark License Agreement. Just prior to the hearing on RSI’s request for a TRO, which was scheduled for March 5, 2002, we agreed to discontinue the advertising and marketing activities objected to by RSI and RSI agreed to withdraw its request for a TRO. Additionally, both parties agreed to work toward an amicable resolution of the dispute.

      In addition to the foregoing matters, from time to time we are subject to routine litigation incidental to our business.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults upon Senior Securities

      On April 1, 2002, the Company did not make a required $18.3 million interest payment to holders of its Senior Notes and on April 29, 2002 the Company did not make a required $1.5 million interest payment to holders of its convertible subordinated notes. As of that date, the aggregate principal amount of the Senior Notes and convertible subordinated notes outstanding was $400.0 million and $45.0 million, respectively. The applicable grace period for the non-payment on the Senior Notes expired on May 1, 2002 and that under the convertible subordinated notes will expire on June 1, 2002. Therefore, a default exists under the indenture for the Senior Notes and, upon the request of holders of 25% or more of the Senior Notes outstanding, the trustee for the Senior Notes may declare the Senior Notes immediately due and payable. Such a payment default under the Senior Notes or the convertible subordinated notes, unless waived by a sufficient number of holders, triggers defaults under the working capital facility and, in turn, the agreements related to the Company’s Medium Term Notes (“MTN’s”). In the case of the working capital facility, the lenders holding at least 51% of the outstanding principal amount of the loans and letters of credit may cause the acceleration of the outstanding debt under that facility. In the case of the agreements related to the MTN’s and Commercial Paper (“CP”) facility, the indenture trustees could proceed against the collateral, which consists of substantially all of the Company’s fleet vehicles. These payment defaults have been waived by the working capital facility lenders through May 31, 2002.

Item 4.     Submission of Matters to a vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	—	Agreement of Resignation, Appointment and Acceptance, dated as of March 29, 2002, by and among Budget Group, Inc., The Bank of New York, as resigning Trustee, and Wells Fargo Bank Minnesota, National Association, as successor Trustee.
10.2	—	Instrument of Resignation, Appointment and Acceptance, dated as of March 29, 2002, among Budget Group, Inc., in its capacities as issuer under the Indenture and as depositor under the Trust Agreement, Wilmington Trust Company, as successor trustee under the Indenture and as successor property trustee under the Trust Agreement, and The Bank of New York, as resigning indenture trustee under the Indenture and resigning property trustee under the Trust Agreement.
10.3	—	Twelfth Amendment, Waiver and Consent to Amended and Restated Credit Agreement, dated as of April 8, 2002, by and among Budget Group, Inc., as borrower, the Lenders parties thereto and Credit Suisse First Boston, as administrative agent for the Lenders.

      (b) Reports on Form 8-K

      On March 28, 2002, the Company filed a Current Report on Form 8-K, relating to its announcement that the Company’s common stock had been delisted from the New York Stock Exchange, and that trading had commenced on Nasdaq’s over-the-counter bulletin board service.

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

Dated: May 15, 2002