Form 10-Q
period 2002-06-30
BUDGET GROUP INC
filed 2002-11-14
CIK 922471

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23962

Budget Group, Inc.

(Debtor-in-Possession as of July 29, 2002)
(Exact name of registrant as specified in its charter)

Delaware	59-3227576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Basin Street, Suite 210, Daytona Beach, FL 32114

(Address of principal executive offices)

(386) 238-7035

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [x]

      Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

      37,255,016 shares of common stock were outstanding as of October 31, 2002, comprised of 35,318,466 shares of the registrant’s Class A common stock, par value $0.01, and 1,936,550 shares of the registrant’s Class B common stock, par value $0.01.

      The Exhibit Index, filed as a part of this report, appears on page 26.

INDEX
PART I -- FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-4.1 SERIES 2002-1 SUPPLEMENT
EX-4.2 SECOND AMENDED AND RESTATED MOTOR VEHICLE
FIRST AMENDMENT
SECOND AMENDMENT
THIRTEENTH AMENDMENT
FOURTEENTH AMENDMENT
SERIES 2002-1 NOTE PURCHASE AGREEMENT
FIFTEENTH AMENDMENT
DEBTOR-IN-POSSESSION CREDIT AGREEMENT
ANNEX A
CREDIT AND GUARANTEE AGREEMENT
THIRD AMENDMENT
EX-99.1 CERTIFICATION OF THE CEO
EX-99.2 CERTIFICATION OF THE CFO

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001.	2
	Consolidated Statements of Operations for the Three-Month Period Ended June 30, 2002 and 2001 and for the Six-Month Period Ended June 30, 2002 and 2001 (unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Deficit for the Six-Month Period Ended June 30, 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six-Month Period Ended June 30, 2002 and 2001 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		28
Certification of Chief Executive Officer		29
Certification of Chief Financial Officer		30

BUDGET GROUP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

Item 1.     Financial Statements

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(Dollar amounts in thousands)
ASSETS
Cash and cash equivalents	$38,007	$42,777
Restricted cash	99,800	310,046
Trade and vehicle receivables, net	192,896	330,246
Revenue earning vehicles, net	2,669,241	2,709,728
Property and equipment, net	120,766	132,547
Prepaid expenses and other assets	133,082	175,420
Intangibles, net	303,787	305,964
Goodwill	1,524	462,777

Total assets	$3,559,103	$4,469,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$3,150,965	$3,484,564
Accounts payable, accrued and other liabilities	836,265	915,757
Net liabilities of discontinued operations	6,730	7,457

Total liabilities	3,993,960	4,407,778
Company Obligated Mandatorily Redeemable Securities of Subsidiary	292,210	292,060

STOCKHOLDERS’ DEFICIT:
Common stock	374	374
Additional paid-in capital	598,323	598,323
Foreign currency translation adjustment	(5,299)	(6,870)
Accumulated deficit	(1,318,694)	(820,389)
Treasury stock	(1,771)	(1,771)

Total stockholders’ deficit	(727,067)	(230,333)

Total liabilities and stockholders’ deficit	$3,559,103	$4,469,505

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-Month
	Period		For the Six-Month Period
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)

	(In thousands except for per share data)
Operating revenue:
Vehicle rental revenue	$477,650	$558,549	$913,937	$1,070,185
Royalty fees and other	15,927	19,019	31,260	36,867

Total operating revenue	493,577	577,568	945,197	1,107,052

Operating expenses:
Direct vehicle and operating	185,352	220,495	387,750	469,793
Depreciation — vehicle	127,159	138,956	253,217	277,714
Selling, general and administrative	100,666	119,120	208,513	263,935
Amortization and non-vehicle depreciation	11,293	18,118	22,772	36,746

Total operating expense	424,470	496,689	872,252	1,048,188

Operating income	69,107	80,879	72,945	58,864

Other (income) expense:
Vehicle interest, net	38,789	54,136	80,818	109,900
Other interest, net	14,211	10,857	25,984	22,009
Gain on asset dispositions	(5,871)	(1,065)	(6,237)	(622)

Total other expense, net	47,129	63,928	100,565	131,287
Income (loss) before income taxes	21,978	16,951	(27,620)	(72,423)
Provision (benefit) for income taxes	1,000	1,000	2,000	2,000
Distributions on trust preferred securities	5,140	4,687	10,204	9,375

Net income (loss) before change in accounting principle	$15,838	$11,264	$(39,824)	$(83,798)
Cumulative effect of change in accounting principle	—	—	458,481	—

Net income / (loss)	$15,838	$11,264	$(498,305)	$(83,798)

Basic and diluted net income (loss) per share:
Before effect of change in accounting principle	$0.43	$0.30	$(1.07)	$(2.25)
Cumulative effect of change in accounting principle	—	—	(12.31)	—

Basic and diluted	$0.43	$0.30	$(13.38)	$(2.25)

Weighted average number of shares outstanding:
Basic	37,255	37,255	37,255	37,255
Diluted	37,255	37,278	37,255	37,255

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six-Month Period Ended June 30, 2002

			Foreign
		Additional	Currency			Total
	Common	Paid In	Translation	Accumulated	Treasury	Stockholders’
	Stock	Capital	Adjustment	Deficit	Stock	Deficit

	(Unaudited)
	(Dollar amounts in thousands)
Balance at December 31, 2001	$374	$598,323	$(6,870)	$(820,389)	$(1,771)	$(230,333)
Comprehensive loss:
Net loss	—	—	—	(498,305)	—
Foreign currency translation
Total comprehensive loss	—	—	1,571	—	—	(496,734)

Balance at June 30, 2002	$374	$598,323	$(5,299)	$(1,318,694)	$(1,771)	$(727,067)

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six-Month Period
	Ended June 30,

	2002	2001

	(Unaudited)
	(Dollar amounts in
	thousands)
Cash flows from operating activities:
Net loss	$(498,305)	$(83,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	275,989	314,460
Cumulative effect of change in accounting principle	458,481	—
Provision (benefit) for doubtful accounts	(6,082)	2,153
Changes in operating assets and liabilities
Trade and vehicle receivables, net	143,432	58,579
Prepaid expenses and other assets	42,338	(2,034)
Accounts payable, accrued and other liabilities	(79,492)	(50,550)

Total adjustments	834,666	322,608

Net cash provided by operating activities	336,361	238,810

Cash flows from investing activities:
Change in restricted cash balance	210,246	(40,463)
Proceeds from sale of revenue earning vehicles	1,494,692	1,794,412
Purchases of revenue earning vehicles	(1,712,116)	(2,365,795)
Proceeds from the sale of property and equipment	9,711	17,832
Purchases of property and equipment	(9,687)	(12,280)

Net cash used in investing activities	(7,154)	(606,294)

Cash flows from financing activities:
Principal payments on medium term notes	(279,943)	—
Net increase (decrease) in vehicle obligations	13,326	(12,000)
Net increase (decrease) in commercial paper	(484,544)	313,436
Net increase in liquidity facility	377,902	—
Net increase in letters of credit drawn	77,000	—
Proceeds from other notes payable	301	40,565
Principal payments on other notes payable	(37,641)	(1,745)

Net cash provided (used) by financing activities	(333,599)	340,256

Net cash used by discontinued operations	(727)	(1,881)

Effect of exchange rate changes on cash	349	299

Net decrease in cash and cash equivalents	(4,770)	(28,810)
Cash and cash equivalents, beginning of period	42,777	70,757

Cash and cash equivalents, end of period	$38,007	$41,947

See accompanying notes to unaudited consolidated financial statements

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data, unless otherwise noted)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of Budget Group, Inc. and subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts and operations of the Company and its majority owned subsidiaries including Team Fleet Financing Corporation (“TFFC”) and BRAC (Bermuda) Holding Limited (“Bermuda”). TFFC and Bermuda are separate special purpose corporate entities and as such their assets are not available to pay the claims of any creditors of Budget Group, Inc. or its other affiliates. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The Company has prepared the financial statements under the assumptions that the Company will continue to realize its net assets and settle its liabilities through the normal course of business. See Note 2 to the unaudited consolidated financial statements.

      It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Chapter 11 Filings and Sale of Assets

      On April 1, 2002, the Company did not make a required $18,250 interest payment to holders of its unsecured Senior Notes due 2006 and bearing interest at 9.125% (the “Senior Notes”) and on April 29, 2002 the Company did not make a required $1,541 interest payment to holders of its Convertible Subordinated Notes due 2007 and bearing interest at 6.85%. As of that date, the aggregate principal amount of the Senior Notes and Convertible Subordinated Notes outstanding was $400,000 and $45,000, respectively.

      On July 29, 2002, the Company and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the District of Delaware (Case No. 02-12152 or the “Filings”). During the pendency of the bankruptcy proceedings, the Debtors remain in possession of their properties and assets and the management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Since the Filings, the Company has continued to honor reservations and provide rental service to its customers. However, as a result of recovery or reorganization proceedings undertaken in France on July 29, 2002 and the United Kingdom on August 15, 2002, the Company has suspended operations of the related foreign vehicle rental entities in those countries.

      The Debtors have notified all known or potential creditors of the Filing to identify pre-petition claims against the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Filing automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against property of the Debtors are also enjoined. As a result, creditors of the Debtors are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

employees, payments to Government agencies, including airport authorities, and payments to vendors deemed critical to the Debtors’ business.

      Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases and service agreements). Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages.

      The Bankruptcy Court has not yet set the bar date which is the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company’s creditors. Litigation may be required to resolve any such disputes.

      On August 22, 2002, the Company and certain of its subsidiaries (collectively “Budget”) entered into a definitive agreement, as amended, (the “Purchase Agreement”) with Cherokee Acquisition Corporation (“Buyer”), a wholly owned subsidiary of Cendant Corporation (“Cendant”) and Cendant pursuant to which the Buyer has agreed to acquire the Company’s trademark rights worldwide and substantially all of the assets of Budget relating to its operations in the United States (including Puerto Rico), Canada, the Caribbean, Latin America, Australia and New Zealand for $110,000 in cash, plus the payment of certain transaction, bankruptcy and reorganization related expenses and assumption of certain contracts and trade payables (collectively the “Sale”). In addition, the transaction includes the assumption or repayment by Buyer of Budget’s non-recourse asset-backed vehicle-related debt, which aggregated approximately $2.7 billion at June 30, 2002 and $2.8 billion at September 30, 2002. Buyer will repay or otherwise discharge the Company’s obligations under its debtor in possession financing facilities and the working capital facility. See Note 4 to the unaudited consolidated financial statements. Buyer will not assume approximately $750,000 of the Company’s non-vehicle related debt and trust preferred securities and $29,734 and $32,923 in related accrued interest at June 30, 2002 and October 31, 2002, respectively. The Sale does not include any of the Company’s businesses in Europe, Middle East and Africa and certain other assets, liabilities or contracts. In connection with the Sale, the Buyer will enter into a 40-year, royalty free license for the Company to use the Budget trademark rights in Europe, Middle East and Africa.

      The Company expects to realize a substantial loss upon closing the Sale. The actual amount of the loss will be dependent upon the amount of assets purchased and liabilities assumed at closing, however, the Company estimates the loss will be between $50,000 and $150,000.

      The purchase agreement contains numerous covenants related to the operations of the Debtors’ business and also requires certain minimum operating performance. In addition, the Purchase Agreement requires the Company to meet its fleet financing payment obligations and cure all assumed executory contracts prior to closing. A failure by the Company to meet these or other covenants or terms in the Purchase Agreement would allow the Buyer to cancel the Sale and obligate the Company to pay up to $15.0 million in termination fees. Any deficiency in funds needed to cure executory contracts at the closing of the Sale could reduce the amount of purchase price available to satisfy the remaining creditors of the Company including the Senior Note holders.

      Consummation of the transaction remains subject to certain conditions, including regulatory approval outside the United States. Budget and Cendant expect to complete the transaction during November of 2002. Subject to the terms of the agreement with Cendant, an auction was held in accordance with procedures approved by the Bankruptcy Court. The Buyer was the only bidder, and the transaction was approved by the

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

Bankruptcy Court on November 8, 2002 with the support of the official committee of unsecured creditors of the Debtors.

      As a result of the Filings, the Company’s medium term notes (“MTN’s”) and certain other fleet financing facilities issued prior to July 29, 2002 have entered into rapid amortization. Any proceeds received from the sale of vehicles and monthly depreciation payments (principal payments based on the calculated vehicle depreciation) are immediately set aside to repay the outstanding principal, therefore no funds are available for the purchase of vehicles under these facilities. New vehicle purchases are being financed by a $750,000 facility as described in Note 4 to the unaudited consolidated financial statements. However, if the Company is unable to consummate the Sale, additional new fleet financing would be required in the near future to allow the Company to maintain its car fleet at adequate or optimal levels. Due to the longer holding periods on trucks, the Company does not anticipate the need for additional truck financing until the second quarter of 2003. There are no assurances that sufficient borrowings could be placed by the Company to maintain adequate operating fleet or that the Company will maintain adequate liquidity through operations or in conjunction with an alternate investor, were the Sale not consummated prior to December 31, 2002. In such an event, the Company would likely be forced to cease operations and undertake liquidation procedures.

      Certain assets and liabilities, including the non-vehicle related debt and trust preferred securities, will be retained by the Company. Currently, it is not possible to accurately predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court following consummation of the Sale, when or if the Company will file a plan or plans of reorganization or liquidation with the Bankruptcy Court, the outcome of the Chapter 11 proceedings or the ultimate effect on the interests of the Company’s remaining creditors and stakeholders. However, under the priority scheme established by the Bankruptcy Code and based on the amount and nature of the assets and liabilities expected to remain following the Sale, it is highly unlikely that holders of the Company’s Trust Preferred Securities, Convertible Subordinated Notes payable, non-vehicle debt (other than the Senior Notes and certain notes payable ranking equally) or stockholders will receive any distribution or consideration.

      The Company continues to pursue refranchising and sale opportunities related to its remaining operations in Europe (primarily Austria, Switzerland and Germany) including the franchise related business covering Europe, Middle East and Africa. The Company cannot predict whether its sale or refranchising efforts will be successful and may be required to cease operations or liquidate in some or all of these areas.

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

      Based on historical experience, the Company expects bad debt expense to approximate 0.38% of revenue ($1,876 and 3,592 for the three months ended and six months ended June 30, 2002, respectively). Due to favorable collection experience and the resulting improvement in receivable aging, the Company recorded income related to the improvement in aging of approximately $4,402 and $6,468 in the three months ended and six months ended June 30, 2002, respectively.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

4. Notes Payable and Debt

      Due to the inability to renew or extend its Commercial Paper (“CP”) Program, the Company drew approximately $377,900 and $77,000, respectively, under the related liquidity facility and letters of credit on June 14, 2002. Similar to the rapid amortization of the MTN’s, these borrowings are repaid as vehicles are disposed and through monthly depreciation payments.

      On May 1, 2002 the Company entered into agreements with its working capital facility lenders related to waiving, or extending the waiver period, for certain covenant violations and reducing the required collateral for the credit facility all until May 31, 2002.

      On May 31, 2002 the Company reached an agreement with its lenders to the working capital facility extending the waiver of certain covenants and reducing the required collateral through June 28, 2002.

      In June and July 2002 we reached an agreement with our lenders to the working capital facility extending the waiver of certain covenants through the Filing date and allowing for the reduction of the required collateral.

      On August 6, 2002, the Company secured a commitment for $750,000 of vehicle financing to maintain and grow its fleet of vehicles. On August 7, the Company received a commitment for up to $75,000 of Debtor-in-Possession (“Primary DIP”) financing that provides credit enhancement for its fleet financing and working capital borrowing ability to support its domestic day-to-day operations.

      The Company also entered into a Debtor-in-Possession facility with its existing working capital facility bank group (“Secondary DIP”) to issue up to $175,000 of letters of credit to provide credit enhancement for new fleet financing. This facility will become available as letters of credit on previously issued fleet financing are reduced as these facilities amortize. The Secondary DIP limits the cash borrowed under the Primary DIP to $20,000. The Company expects that the Debtor-in-Possession financing, working capital facility, current fleet financing facility, available cash on hand and cash flow from operations will be sufficient to meet normal business obligations during the Chapter 11 process through the expected consummation of the Sale.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(In millions)
Vehicle debt is as follows:
Amounts under various asset-backed medium-term note programs secured by eligible vehicle collateral:
Fixed rate component; interest rates ranging from 6.13% to 7.85% at June 30, 2002 and December 31, 2001	$1,420.5	$1,700.4
Floating rate component based on spread over LIBOR with interest rates ranging from 2.33% to 4.77% at June 30, 2002 and 2.42% to 4.86% at December 31, 2001	$715.0	$715.0
Amounts under the commercial paper programs secured by eligible vehicle collateral; interest based on market-dictated commercial paper rates; interest rates ranging from 1.95% to 2.25% at December 31, 2001	$—	$484.5
Amounts drawn under the CP Program liquidity facility secured by eligible vehicles, interest rates fixed at 5.25%	$377.9	—
Amounts drawn under the CP Program letters of credit secured by eligible vehicles, interest rates fixed at 5.25%	$77.0	—
Other secured vehicle financings; primarily a seasonal facility and fleet financing with international institutions with interest rates ranging from 4.15% to 8.00% at June 30, 2002 and 4.20% to 8.50% at December 31, 2001	$110.4	$97.1

Total Vehicle Debt	$2,700.8	$2,997.0

Non-vehicle debt is as follows:
Unsecured senior notes with fixed interest rates of 9.125%	$400.0	$400.0
Convertible subordinated notes with fixed interest rates of 6.85%	$45.0	$45.0
Other debt (primarily related to the Equity Secured Transaction in 2001)	$5.2	$42.6

Total Non-Vehicle Debt	$450.2	$487.6

Total Notes Payable	$3,151.0	$3,484.6

5. Leases and Concession Agreements

      Future minimum payments under non-cancelable leases and concession agreements including leased vehicles, buildings and equipment at December 31, 2001, are as follows:

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

      The following table reconciles the net loss and number of shares utilized in the income (loss) per share calculation.

	Three-Month		Six-Month
	Period Ended		Period Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss) before change in accounting principle	$15,838	$11,264	$(498,305)	$(83,798)
Cumulative effect of change in accounting principle	—	—	458,481	—
Effect of interest, distributions, and loan fee amortization on convertible securities — net of income taxes	—	—	—	—

Net income (loss) available to common stockholders after assumed conversion of dilutive securities	$15,838	$11,264	$(498,305)	$(83,798)

Weighted average number of common shares used in basic EPS	37,255	37,255	37,255	37,255
Effect of dilutive securities:
Stock options	—	23	—	—
Convertible securities	—	—	—	—

Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	37,255	37,278	37,255	37,255

7. Financial Instruments

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” subsequently amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133” (“SFAS 137”), and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income (loss) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings. Based on its current limited use of derivatives, the adoption of SFAS 133 did not have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

      On June 30, 2002, the Company had an outstanding non-hedge interest rate swap with a notional amount of approximately $5,600 and a fair value of approximately $100. The change in value during the six month period ended June 30, 2002 of this interest rate swap was not material. In addition, the Company settled the fair value hedge of an equity investment and recognized a gain of approximately $737 for the three and six months ended June 30, 2002. The gain was recorded in Other (income) expense in the Consolidated Statements of Operations.

8. Business Segments

      The Company is engaged in the business of the daily rental of vehicles, principally cars, trucks and passenger vans. Segments are determined by product line and business activity.

      Segment information is as follows:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue:
Car Rental — North America	$332,391	$385,359	$653,757	$749,572
— International	28,297	43,810	59,161	98,492
Truck Rental	151,926	174,927	269,018	311,651
Eliminations	(19,037)	(26,528)	(36,739)	(52,663)

Total revenue	$493,577	$577,568	$945,197	$1,107,052

Operating income (loss):
Car Rental — North America	$64,560	$60,275	$96,366	$78,766
— International	(691)	(7,821)	(5,353)	(35,702)
Truck Rental	18,130	32,958	5,972	26,749
Corporate Overhead	(12,892)	(4,533)	(24,040)	(10,949)

Total operating income	$69,107	$80,879	$72,945	$58,864

9. Goodwill, Intangibles and Long-Lived Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be treated using the purchase method and modifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The periodic review of impairment would be charged to results of operations in periods that the recorded value of intangibles, including goodwill, exceeds the fair value.

      Identifiable intangible assets that are not deemed to have indefinite lives will continue to be amortized and are no longer subject to a 40 year maximum life. The Company adopted SFAS 142 beginning January 1, 2002 and since a majority of the Company’s intangibles, including goodwill, have indefinite lives, annual amortization expense will decrease by approximately $20,000.

      As required, the Company assessed the fair value of its identifiable, indefinite lived intangible assets which consist of Budget Rent a Car franchise agreements (carrying value of $106,000) and Budget Rent a Car trade name (carrying value of approximately $169,000) at January 1, 2002. The fair value of these assets exceeded their carrying value. The fair value of goodwill has been evaluated as of January 1, 2002 and car,

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

truck and corporate goodwill has been determined to be impaired in its entirety (which determination has been substantiated by terms of the Sale). International goodwill, related to New Zealand, has been determined not to be impaired due to historical profits before intercompany royalty fees and its treatment in the Purchase Agreement. The effects of the impairment have been reflected as a cumulative effect of a change in accounting principle in the accompanying Statements of Operations for the six months ended June 30, 2002. A reconciliation of the previously reported results of operations for the three months ended March 31, 2002 and the amounts restated for the cumulative effect of the change in accounting principle under SFAS 142 is as follows:

	As Reported	Cumulative Effect	Restated

Net Loss	$(55,662)	$(458,481)	$(514,143)

      If the Company had adopted SFAS 142 on January 1, 2001, the Company would have reported an operating income (loss), net income (loss) and income (loss) per share, prior to effects of the impairment, of $86,075, $16,460 and $0.44, respectively for the three months ended June 30, 2001 and for the six months ended June 30, 2001 the Company would have reported $69,256, ($73,406) and ($1.97), respectively.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Car	Truck	International	Corporate	Total

Balance at December 31, 2001.	$171,101	$290,068	$1,546	$62	$462,777
Impairments	(168,351)	(290,068)		$(62)	(458,481)
Adjustments(1)	(2,750)		(22)		(2,772)

Balance at June 30, 2002.	$—	$—	$1,524	$—	$1,524

(1)	Largely represents reversal of pre-acquisition liabilities related to Budget Rent a Car Corporation.

      Intangibles subject to amortization consist of the following:

			Ryder
	Ryder TRS		TRS
	Tradename	Franchise Rights	Total

Balance at December 31, 2001	$6,833	$24,414	$31,247

Balance at June 30, 2002.	$5,694	$23,167	$28,861

Amortization period	7	13

      Amortization expense for amortizable intangible assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $4,771, $4,771, $4,771, $2,493 and $2,493, respectively. Amortization expense for these assets for the three months ended June 30, 2002 and 2001 is $1,193 and $1,006, respectively, and is $2,386 and $2,012, respectively, for the six months ended June 30, 2002 and 2001.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. (“SFAS 144”)” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations.

BUDGET GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued

10. Dispositions

      In January 2002, the Company sold its remaining 19.9% interest in Cruise America, Inc. (“Cruise”) and settled the remaining contingency related to the disposition for an amount approximating the carrying value.

      In May 2002, the Company accepted $3,125 (plus $191 in interest) as payment in full on the remaining $5,000 note receivable related to the sale of VPSI, Inc. (“VPSI”). The Investors in VPSI include a director of the Company.

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

General

     Chapter 11 Filings and Sale of Assets

      On April 1, 2002, we did not make a required $18.3 million interest payment to holders of our unsecured Senior Notes due 2006 and bearing interest at 9.125% and on April 29, 2002 we did not make a required $1.5 million interest payment to holders of our Convertible Subordinated Notes bearing interest at 6.85%. As of that date, the aggregate principal amount of the Senior Notes and Convertible Subordinated Notes outstanding was $400.0 million and $45.0 million, respectively.

      On July 29, 2002, the Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 02-12152 or the “Filings”). During the pendency of the bankruptcy proceedings, the Debtors remain in possession of their properties and assets and the management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, we are authorized to operate the business of the Debtors, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Since the Filings, we have continued to honor reservations and provide rental service to our customers. However, as a result of recovery or reorganization proceedings undertaken in France on July 29, 2002 and the United Kingdom on August 15, 2002, we have suspended operations of the related foreign vehicle rental entities in those countries.

      The Debtors have notified all known or potential creditors of the Filing to identify pre-petition claims against the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Filings automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against property of the Debtors are also enjoined. As a result, creditors of the Debtors are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, payments to Government agencies, including airport authorities, and payments to vendors deemed critical to the Debtors’ business.

      Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases and service agreements). Unless otherwise agreed, the assumption of a contract will require us to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filings, giving the other party to the contract a right to assert a general unsecured claim for damages.

      The Bankruptcy Court has not yet set the bar date which is the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amounts claimed by our creditors. Litigation may be required to resolve any such disputes.

      On August 22, 2002, Budget entered into a Purchase Agreement with the Buyer and Cendant pursuant to which the Buyer has agreed to acquire the worldwide Budget trademark rights and substantially all of the assets of Budget relating to its operations in the United States (including Puerto Rico), Canada, the Caribbean, Latin America, Australia and New Zealand for $110.0 million in cash plus the payment of certain transaction, bankruptcy and reorganization related expenses and assumption of certain contracts and trade payables (collectively the “Sale”). In addition, the transaction includes the assumption or repayment by Buyer of Budget’s non-recourse asset-backed vehicle-related debt, which aggregates approximately $2.7 billion at June 30, 2002 and $2.8 billion at September 30, 2002. Buyer will repay or otherwise discharge our obligations under the Primary DIP, the working capital and Secondary DIP facilities. See Note 4 to the unaudited consolidated financial statements. Buyer will not assume approximately $750.0 million of our non-vehicle related debt and trust preferred securities and $29.7 million and $32.9 million in related accrued interest at June 30, 2002 and October 31, 2002, respectively. The Sale does not include any of our businesses in Europe, Middle East and Africa and certain other assets, liabilities or contracts. In connection with the Sale, the Buyer will enter into a 40-year, royalty free license for the Company to use the Budget trademark rights in Europe, Middle East and Africa.

      We expect to realize a substantial loss upon closing the Sale. The actual amount of the loss will be dependent upon the amount of assets purchased and liabilities assumed at closing, however, we estimate the loss will be between $50,000 and $150,000.

      The purchase agreement contains numerous covenants related to the operations of the Debtors’ business and also requires certain minimum operating performance. In addition, the Purchase Agreement requires us to meet our fleet financing payment obligations and cure all assumed executory contracts prior to closing. A failure by us to meet these or other covenants or terms in the Purchase Agreement would allow the Buyer to cancel the Sale and obligate us to pay up to $15.0 million in termination fees. Any deficiency in funds needed to cure executory contracts at the closing of the Sale could reduce the amount of purchase price available to satisfy the remaining creditors of the Company including the Senior Note holders.

      Consummation of the transaction remains subject to certain conditions, including regulatory approval outside the United States. Budget and Cendant expect to complete the transaction during November of 2002. Subject to the terms of the agreement with Cendant, an auction was held in accordance with procedures approved by the Bankruptcy Court. The Buyer was the only bidder, and the transaction was approved by the Bankruptcy Court on November 8, 2002 with the support of the official committee of unsecured creditors of the Debtors.

      As a result of the Filings, our MTN’s and certain other fleet financing facilities issued prior to July 29, 2002 have entered into rapid amortization. Any proceeds received from the sale of vehicles and monthly depreciation payments are immediately set aside to repay the outstanding principal, therefore no funds are available for the purchase of vehicles under these facilities. New vehicle purchases are being financed by a $750.0 million facility as described in Note 4 to the unaudited consolidated financial statements. However, if we are unable to consummate the Sale, additional new fleet financing would be required in the near future to allow us to maintain our car fleet at adequate or optimal levels. Due to the longer holding periods on trucks, we do not anticipate the need for additional truck financing until the second quarter of 2003. There are no assurances that sufficient borrowings could be placed by us to maintain adequate operating fleet or that we will maintain adequate liquidity through operations or in conjunction with an alternate investor, were the Sale not consummated prior to December 31, 2002. In such an event, we would likely be forced to cease operations and undertake liquidation procedures.

      Currently, it is not possible to accurately predict the length of time we will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court following consummation of the Sale, when or if we will file a plan or plans of reorganization or liquidation with the Bankruptcy Court, the outcome of the Chapter 11 proceedings or the ultimate effect on the interests of the our remaining creditors and stakeholders. However, under the priority scheme established by the Bankruptcy Code and based on the amount and nature of the assets and liabilities expected to remain following the Sale, it is highly unlikely that holders of the our trust preferred securities, convertible subordinated notes payable, non-vehicle debt (other than the Senior Notes and certain notes payable ranking equally) or stockholders will receive any distribution or consideration.

      We continue to pursue refranchising and sale opportunities related to our remaining operations in Europe (primarily Austria, Switzerland and Germany) including the franchise related business covering Europe, Middle East and Africa. The Company cannot predict whether its sale or refranchising efforts will be successful and may be required to cease operations or liquidate in some or all of these areas.

General

      We are engaged in the business of the daily rental of vehicles, including cars, trucks and passenger vans (through both owned and franchised operations).

Revenues Primarily Consist of:

•	Vehicle Rental. Revenue generated from renting vehicles to customers including revenue from loss or collision damage waivers, insurance sales and other products provided at rental locations.

•	Royalty Fees and Other. Royalty and other fees generated from our franchisees, fees generated from move management services and other non-vehicle rental or sales items.

Expenses Primarily Consist of:

•	Direct Vehicle and Operating. Includes wages and related benefits, rent and concessions paid to airport authorities and costs relating to the operation and rental of revenue earning vehicles including insurance.

•	Depreciation, Vehicle. Depreciation expenses relating to revenue earning vehicles including net gains or losses on the disposal of such equipment.

•	Selling, General and Administrative. Includes reservation, advertising, marketing and other related expenses, net of third party reimbursements, and commissions to dealers, travel agents and other third parties.

•	Amortization and Non-Vehicle Depreciation. Includes amortization of goodwill and other intangibles as well as depreciation of capitalized assets.

•	Total Other (Income) Expense, Net. Interest expense, net of interest earned on restricted cash, relating primarily to revenue earning vehicle financing. Non-operating income and expense, such as gains or losses on non-vehicle dispositions are also included herein.

Presentation of Financial Information

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been prepared under the assumption that the Company will continue to realize its assets and settle its liabilities through the normal course of business.

Recent Trends and Developments

Recent Business Trends

      Due to general economic conditions beginning in 2001, the pricing and business environment, particularly for the North America car rental segment, experienced weakness in 2001. In addition, following the events of September 11, 2001 there was a significant decline in air travel and related car rentals at airports worldwide, particularly in the U.S. Approximately one-half of our U.S. revenue is derived from airport locations and the resultant decline in air travel adversely affected our operating results.

      For car rental, industry pricing in September 2002 followed normal post-peak patterns, but showed some softness due to lower demand associated with the September 11 anniversary. Pricing trends in October strengthened, but were still below levels experienced in the first half of the year. Volume trends have softened due to continued declines in commercial travel. Domestic enplanements for September 2002 bounced back above the heavily September 11 impacted 2001 results, but are still 15.6% lower than September 2000.

      The general decline of truck rental demand appears to have stabilized. For the month of October, transactions are flat to prior year. An increase in the local (rent and return at the same location) segment offset a reduction in one-way rentals. Despite increases in one way rental rates, the change in segment mix led to an overall decline of 2.0% in yield as measured by daily dollar average.

      Negative publicity resulting from the Filings and uncertainty regarding the Company’s future may have adverse effects on our ongoing business by impairing relations with existing and potential customers, negatively impacting the ability for us to retain and attract employees, limiting our ability to obtain credit and impairing relationships with vendors and service providers. We have incurred and will continue to incur significant costs associated with the Filings and reorganization efforts. Such costs are generally expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Results of Operations

      General Operating Results. Net income for the second quarter of 2002 increased $4.6 million to $15.8 million compared with $11.3 million in the second quarter of 2001. Diluted income per share for the second quarter of 2002 was $0.43 per share compared to $0.30 per share in 2001. Lower volume and revenue was reflective of continued softness in the travel market. In addition to decreased revenue, we experienced increased depreciation of $14.5 million, increased vehicle insurance costs of $3.6 million, higher vehicle early turnback and estimated mileage penalties of $3.7 million, $7.0 million in expenses related to our recapitalization effort and increased operating personnel costs of $6.8 million. The decrease in revenue due to volume was offset somewhat by higher pricing in all operating segments. Contributing to improved results in the second quarter of 2002 was lower amortization and non-vehicle depreciation costs of $6.5 million ($5.0 million of which is due to the effects of SFAS 142 on goodwill and other indefinite lived intangibles), increased reimbursement from third parties for vehicle damage of $5.0 million, a $7.4 million improvement in international operating income due to the refranchising effort, lower interest expense, net, of $12.0 million and certain favorable non-recurring items. For the six months ended June 30, 2002, net loss before the change in accounting principle improved $44.0 million to $39.8 million from $83.8 million for the same period in 2001. We recorded a $458.5 million impairment loss on goodwill as a cumulative effect of a change in accounting principle (see Note 9 to the unaudited consolidated financial statements). Diluted loss per share for the six months ended June 30, 2002 was $13.38 per share compared to $2.25 per share in 2001. Excluding the effect of the change in accounting principle, diluted loss per share was $1.07 for the six months ended June 30, 2002. The decrease in net loss before change in accounting principle was due to improvements in the continued refranchising efforts in the international operating income of $30.6 million, lower interest expense, net of $25.1 million, lower amortization and non-vehicle depreciation of $13.5 million largely related to lower amortization of goodwill and other indefinite lived intangibles of $10.0 million, improvements of $4.1 million in bad debt expense due to continued favorable collection efforts, increased reimbursements from third parties for vehicle damages of $6.0 million, lower vehicle transportation costs of $6.4 million and certain favorable non-recurring items. These improvements were somewhat offset by lower volume net of slightly higher pricing in all operating segments, increased depreciation of $24.9 million, increases in vehicle insurance costs of $7.4 million, vehicle early turnback and estimated mileage penalties of $7.3 million, operating personnel costs of $7.9 million, vehicle repair and maintenance costs of $5.0 million and $10.4 million in expenses related to our recapitalization effort.

      Operating Revenues. Vehicle rental revenue decreased $80.9 million, or 14.5%, in the second quarter of 2002 to $477.6 million from $558.5 million in the second quarter of 2001. This decrease was largely reflective of the overall decrease in volume of 20.6% (approximately $115.6 million), partially offset by higher pricing in all vehicle operating segments. The volume decreases by segment were 18.6%, 15.5% and 47.4% for domestic car rental (“car”), truck and international, respectively. The combined volume decrease for car and truck was 18.1%. Higher pricing increased revenue by approximately $21.5 million, $5.2 million and $7.8 million in car, truck and international segments, respectively. For the six months ended June 30, 2002 vehicle rental revenue decreased $156.2 million or 14.6% to $913.9 million from $1,070.2 million for the same period in 2001. This decrease reflects lower volume of 19.5% (approximately $209.7 million), partially offset by higher pricing in all vehicle operating segments. The volume decreases by segment were 15.9%, 16.6% and 50.3% for domestic car, truck and international, respectively. The combined volume decrease for car and truck was 16.1%. Higher pricing increased revenue by approximately $28.9 million, $11.5 million and $12.8 million in car, truck and international segments, respectively.

      Royalty fees and other revenues decreased $3.1 million, or 16.3%, in the second quarter of 2002 to $15.9 million from $19.0 million in the second quarter of 2001 and decreased $5.6 million or 15.2% for the six month period ended June 30, 2002 to $31.3 million from $36.9 million for the same period in 2001. The second quarter and year to date decreases were primarily due to lower royalty revenues of $2.4 million and

$3.6 million respectively, reflecting decreased travel volume and lower move management revenue of $0.5 million and $1.0 million respectively.

      Operating Expenses. Total operating expenses decreased $72.2 million, or 14.5%, in the second quarter of 2002 to $424.5 million from $496.7 million in the second quarter of 2002. International operating expenses decreased by approximately $22.9 million, or 44.3%, primarily due to lower volume resulting from the continuing refranchising effort. Excluding international, operating expenses decreased by approximately $49.3 million or 11.1%. This decrease, compared to the second quarter of 2001, was reflective of the previously mentioned volume decreases, lower non-vehicle depreciation and intangible amortization expense of $6.5 million, increased reimbursements from third parties for vehicle damage of $5.0 million, as well as lower vehicle transportation costs of $3.5 million. These decreases were offset by increased expenses of $7.0 million related to our restructuring effort, higher operating personnel costs of $6.8 million, vehicle turnback costs and estimated mileage penalties of $3.7 million and higher depreciation expense of $14.5 million, largely in the truck segment. For the six months ended June 30, 2002, total operating expenses decreased $175.9 million or 16.8% to $872.3 million from $1,048.2 million for the first six months of 2002. Excluding international, operating expenses decreased by approximately $106.0 million or 11.6%. This decrease, compared to the same period in of 2001, was reflective of the previously mentioned volume decreases and decreases in non-vehicle depreciation and intangible amortization of $13.5 million, increased reimbursements from third parties for vehicle damage of $6.0 million, lower bad debt expense of $4.1 million, and lower vehicle transportation costs of $6.4 million. These improvements were offset by increased expenses of $10.4 million related to our restructuring effort, higher operating personnel costs of $7.9 million, higher vehicle turnback and estimated mileage penalties of $7.3 million and higher vehicle depreciation expense of $24.9 million largely in the truck segment.

      Direct vehicle and operating expenses decreased $35.1 million, or 16.0%, in the second quarter of 2002 to $185.4 million from $220.5 million in the second quarter of 2001. Excluding international, these expenses decreased by approximately $23.2 million, or 12.2%. This expense decreased at a lower rate than volume domestically, due to increased insurance costs of $3.6 million resulting from increased premiums, increased vehicle early turnback and estimated mileage penalties of $3.7 million, higher operating personnel costs of $6.8 million, and higher vehicle repair and maintenance costs of $1.5 million, partially offset by an improvement in vehicle transfer costs of $3.5 million. International direct vehicle and operating expenses decreased by approximately $11.9 million or 39.3%, which was lower than the decrease in volume of 47.4% due to an increase in vehicle insurance premium costs and a shift from owned to leased vehicles. For the six months ended June 30, 2002 direct vehicle and operating expenses decreased $82.0 million, or 17.5%, to $387.7 million from $469.8 million from the same period in 2001. Excluding international, these expenses decreased by approximately $43.7 million or 11.3%. This expense decreased at a lower rate than volume domestically, due to increased insurance costs of $7.4 million resulting from increased premiums, higher vehicle early turnback and estimated mileage penalties of $7.3 million, higher operating personnel costs of $7.9 million, and vehicle repair and maintenance costs of $5.0 million, partially offset by an improvement in vehicle transfer costs of $6.4 million, increased airport passthrough charges to customers of $2.6 million and increased third party vehicle damage reimbursements of $6.0 million. International direct vehicle and operating expenses decreased by approximately $38.4 million or 46.5%, which approximated the decrease in volume.

      Vehicle depreciation expense decreased $11.8 million or 8.5% in the second quarter of 2002, to $127.2 million from $139.0 million in the second quarter of 2001. Excluding international, these expenses decreased by approximately $9.7 million or 7.2%. This expense decreased at a rate lower than the decrease in domestic fleet of 18.1% for the quarter, largely due to an increase in depreciation expense per vehicle in the truck segment, which added approximately $11.1 million to depreciation, resulting from a continued softened wholesale market and a shorter expected vehicle holding period and also in the car segment, which added approximately $2.0 million to depreciation related to certain risk (non-program) vehicles. Depreciation expense in the international segment decreased $2.1 million or 57.4%, which was at a higher rate than volume, due to a shift in mix of owned to leased vehicles. For the six months ended June 30, 2002 vehicle depreciation expense decreased $24.5 million, or 8.8% to $253.2 million from $277.7 million for the same period in 2001.

Excluding international, these expenses decreased by approximately $19.1 million or 7.1%. This expense decreased at a rate lower than the decrease in domestic fleet of 16.1% for the six month period, largely due to an increase in depreciation expense per vehicle in the truck segment, which added approximately $23.1 million to depreciation, resulting from a softened wholesale market and a shorter expected vehicle holding period and also in the car segment, which added approximately $4.8 million to depreciation related to certain risk (non-program) vehicles. Depreciation expense in the international segment decreased $5.4 million or 65.7%, which was at a higher rate than volume, due to a shift in mix of owned to leased vehicles.

      Selling, general and administrative expenses decreased by $18.5 million, or 15.5%, in the second quarter of 2002 to $100.7 million from $119.1 million in the second quarter of 2001. Excluding international, these expenses decreased by approximately $9.9 million or 9.7%, which is slightly lower than the decrease in domestic volume. In addition to lower costs due to volume declines in car and truck for the second quarter of 2002, this decrease reflects $7.0 million related to the our restructuring effort and higher personnel costs of $2.8 million, primarily related to management retention incentives. These amounts were partially offset by lower telecommunication costs of $3.0 million largely due to a favorable settlement of a contract dispute and lower occupancy expense of $1.0 million. International selling, general and administrative expense decreased $8.6 million or 49.5%, which approximated the decrease in volume. For the six months ended June 30, 2002 selling, general and administrative expenses decreased by $55.4 million, or 21.0% to $208.5 million from $263.9 million. Excluding international, these expenses decreased by approximately $29.8 million or 13.5%, which is slightly less than the decrease in domestic volume. In addition to lower costs due to volume declines in car and truck for the second quarter of 2002, this decrease reflects $10.4 million expense related to our restructuring effort and higher selling costs of $2.3 million, primarily related to reservations. These amounts were largely offset by lower domestic bad debt expense of $4.1 million due to continued favorable collection efforts, lower occupancy expense of $1.4 million and lower telecommunication cost of $1.5 million. International selling, general and administrative expense decreased $25.7 million or 60.0%, which was larger than the decrease in volume, due to continued refranchising efforts in Europe primarily in the first three months of 2002 when compared to the same period in 2001.

      Amortization and non-vehicle depreciation expense decreased $6.8 million, or 37.7%, in the second quarter of 2002 to $11.3 million from $18.1 million in the second quarter of 2001 and $14.0 million or 38.0% in the six month period ended June 30, 2002 to $22.8 million from $36.7 million for the same period in 2001. These decreases reflect the impact on intangible amortization expense of $5.0 million and $10.0 million due to adoption of SFAS 142 in the second quarter of 2002 and six-months ended June 30, 2002, respectively, and lower depreciation and amortization expense related to software and other non-vehicle capitalized expenditures reflecting generally lower capital expenditure levels in 2000 and 2001.

      Other (Income) Expense, Net. Other expense, net of interest income, decreased $16.8 million, or 26.3% in the second quarter of 2002 to $47.1 million from $63.9 million in the second quarter of 2001. This decrease was largely due to lower vehicle interest cost of $15.3 million, of which $9.3 million was related to lower interest rates, and $6.0 million was related to lower fleet borrowings. Non-vehicle interest expense increased by $3.3 million largely due to amendment fees related to the debt facilities. For the six months ended June 30, 2002 this category decreased by $30.7 million, or 23.4% to $100.6 million from $131.3 million. This decrease was largely due to lower vehicle interest cost of $29.1 million, of which $20.6 million was related to lower interest rates and $8.5 million was related to lower fleet borrowings. Non-vehicle interest expense increased by $4.0 million largely due to amendment fees related to the debt facilities. Gains on asset dispositions were $5.9 million and $6.2 million for the three and six months periods ending June 30, 2002, respectively, primarily due to a gain on the sale of a parking facility in Seattle of $5.0 million and the settlement of the equity secured transaction of $0.7 million.

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

      Distributions on Trust Preferred Securities. The distributions due on trust preferred securities of $5.1 million and $10.2 million for the three and six-month periods ended June 30, 2002, respectively, increased by approximately $0.5 million and $0.8 million, from the same periods in 2001. We have deferred interest payments beginning March 15, 2001 and accrued additional interest expense on the deferrals. These distributions represent dividend payments due to holders of these Company obligated mandatorily redeemable securities issued by a subsidiary of Budget Group, Inc.

Liquidity and Capital Resources

      Historically, our operations have been funded by cash provided from operating activities and by financing provided by banks, automobile manufacturers’ captive finance companies, leasing companies and asset-backed notes. Our primary use of cash is for the acquisition of new vehicles for our rental fleet. Our liquidity and capital resources are materially impacted as a result of the Filings as discussed in Note 2 to the unaudited financial statements and “Chapter 11 Filings and Sale of Assets.”

Analysis of Cash Flows

      Net cash provided by continuing operating activities increased $97.6 million or 40.9% to $336.4 million during the six months ended June 30, 2002, from $238.8 million during the six months ended June 30, 2002. This increase is largely due to a decline in receivables of $143.4 million, largely related to fewer vehicle dispositions, somewhat offset by a decrease in accounts payable and accrued expenses of $79.5 million, largely related to lower levels of vehicles that have been received but not yet financed. The impact of settling the equity secured transaction represents $36.6 million of the decline in prepaid expenses and other assets with a similar offsetting amount included in principal payments on other notes payable.

      Net cash used in investing activities is primarily attributable to cash paid to suppliers of revenue earning vehicles and, to a lesser extent, capital expenditures. This cash use is mainly funded by cash received from the sale of vehicles (most of which sales were pursuant to manufacturers’ vehicle repurchase programs). Cash received from the sale of vehicles was $1,494.7 million and $1,794.4 million during the first six months of 2002 and 2001, respectively. Cash paid to suppliers of revenue earning vehicles was $1,712.1 million and $2,365.8 million during the first six months of 2002 and 2001, respectively. Capital expenditures, largely for new rental locations, improvement in service levels and to upgrade computer software were $9.7 million and $12.3 million for the first six months of 2002 and 2001, respectively.

      Net cash provided by financing activities for the six months ended June 30, 2002 decreased by $673.9 million or to a cash use of $333.6 million through June 30, 2002 from cash provided of $340.3 million through June 30, 2001. Financing needs were somewhat met through the utilization of $210.2 million in restricted cash to purchase vehicles. The decrease in fleet borrowings reflects maturing MTN’s and the impact of maintaining relatively flat fleet levels in 2002 due to constraints in financing versus the more typical pattern in 2001 whereby we would increase fleet and related borrowings heading into the third quarter. See Chapter 11 Filings and Sale of Assets.

Debt Facilities — General

      We borrow money directly and through our special purpose fleet financing subsidiary, TFFC. Subsidiaries also have various working capital facilities in place to finance operating activities. At June 30, 2002, we had $3,151.0 million of indebtedness outstanding, $2,770.8 million of which represented secured fleet financing and $450.2 million of which represented non-vehicle indebtedness. See Note 4 to the unaudited consolidated financial statements. At June 30, 2002, we had $99.8 million of availability under various fleet-financing facilities.

      At June 30, 2002, we had borrowed $2,135.5 million under asset-backed Medium-Term Notes (“MTN’s”) and $454.9 million under the commercial paper liquidity facility and letters of credit draws

(collectively “Fleet notes”). The Fleet notes are utilized to finance vehicles eligible for certain manufacturers’ vehicle repurchase programs and other eligible cars and trucks. Proceeds from the Fleet notes that are temporarily not utilized for vehicle financing are maintained in restricted cash accounts with the trustee. The Fleet notes are collateralized by the vehicles, restricted cash and accounts receivable due from the sale of vehicles. Interest rates on the Fleet notes at June 30, 2002, ranged from 2.33% to 7.85%.

Commercial Paper

      The CP facility was not renewed and on June 19, 2002, maturing commercial paper of $477.0 million was funded through draws under a related bank provided liquidity facility ($400.0 million) and a related letter of credit ($77.0 million) (collectively the “CP Draws”). At June 30, 2002 the amounts outstanding under the liquidity facility and letter of credit were $377.9 million and $77.0 million respectively. The CP Draws bear interest at a rate of prime plus 0.5% (5.25%) and are secured by the financed vehicles, restricted cash and receivables from the sale of vehicles. The CP Draws are in rapid amortization and are repaid as vehicles are disposed and through monthly depreciation payments and have a final maturity date of June 2003.

Senior Notes

      In April 1999, we issued unsecured senior notes with an aggregate principal amount of $400.0 million bearing interest at 9.125% due in 2006 (the “Senior Notes”). The net proceeds from this transaction were primarily used to repay the outstanding indebtedness under maturing medium-term notes used to finance revenue earning vehicles and certain other secured indebtedness. The indenture governing the Senior Notes contains certain covenants which, among other things, restrict us from incurring certain additional indebtedness, paying dividends or redeeming or repurchasing our capital stock, consolidating, merging or transferring assets and engaging in sale/leaseback transactions. In June 1999, we exchanged all of the unregistered initial Senior Notes for registered Senior Notes with identical terms. See “Chapter 11 Filings and Sale of Assets.”

Convertible Subordinated Notes

      In April 1997, we issued Convertible Subordinated Notes with an aggregate principal amount of $45.0 million bearing interest at 6.85% per annum due 2007. The Convertible Subordinated Notes, with a conversion price of $27.96 per share, are convertible into 1,609,436 shares of Class A common stock. See “Chapter 11 Filings and Sale of Assets.”

Trust Preferred Securities

      In June 1998, a subsidiary of the Company issued $300.0 million of 6.25% trust preferred securities and received approximately $291.0 million in net proceeds. These funds were used to redeem guaranteed senior notes and to partially fund the redemption of Ryder TRS’s 10% senior subordinated notes, which occurred in July 1998. The trust preferred securities are subject to mandatory redemption upon the redemption of the underlying debentures due on June 15, 2028. We have the right to defer interest payments due on the subordinated debentures for up to 20 consecutive quarters, which will also cause a deferral of distributions under the trust-preferred securities. We have deferred interest payments due on the subordinated indebtedness since March 15, 2001. See “Chapter 11 Filings and Sale of Assets.”

Debtor-in-Possession Financing

      On August 6, 2002, we secured a commitment for $750.0 million of vehicle financing to maintain and grow our fleet of vehicles. On August 7, we received a commitment for up to $75.0 million of Debtor-in-Possession (“Primary DIP”) financing that provides credit enhancement for our fleet financing and working capital borrowing ability to support our domestic day-to-day operations.

      On August 19, 2002, we also entered into a Debtor-in-Possession facility with our existing working capital facility bank group (“Secondary DIP”) to issue up to $175.0 million of letters of credit to provide credit enhancement for new fleet financing. This facility becomes available as letters of credit on previously issued fleet financing are reduced as these facilities amortize. The Secondary DIP limits the cash borrowed under the

Primary DIP to $20.0 million. We expect that the Debtor-in-Possession financing, working capital facility, current fleet financing facility, available cash on hand and cash flow from operations will be sufficient to meet normal business obligations during the course that the bankruptcy proceedings are pending through the expected consummation of the Sale.

Change in Financial Condition

      Total assets decreased $910.4 million to $3,559.1 million at June 30, 2002 from $4,469.5 million at December 31, 2001. This decrease was due primarily to a decrease in restricted cash of $210.2 million, a reduction in trade and vehicle receivables, net of $137.4 million and a decrease in intangibles and goodwill of $463.4 million as a result of impairment due to SFAS 142. See Note 9 to the unaudited consolidated financial statements.

      Total liabilities decreased by $413.8 million to $3,994.1 million at June 30, 2002 from $4,407.8 million at December 31, 2001. This decrease resulted largely from a decrease in notes payable of $333.6 million primarily due to the maturities of various MTN’s and utilizing restricted cash to finance vehicles and a $79.5 million decrease in accounts payable, accrued and other liabilities.

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

Seasonality

      Generally, in the vehicle rental industry, revenue increases in the spring and summer months due to the overall increase in business and leisure travel during this season. Historically we increase the size of our fleet and workforce in the spring and summer to accommodate increased rental activity during these periods and decrease our fleet and work force in the fall and winter. However, many of our operating expenses (such as rent, insurance and administrative personnel) are relatively fixed and cannot be reduced during the fall and winter. As a result of these patterns, for vehicle rental, the first quarter of each year is typically the weakest and the third quarter is typically the strongest.

Environmental Matters

      We have assessed and continue to assess the impact of environmental remediation efforts on our operations. Our exposure largely relates to the clean up and replacement of underground gasoline storage tanks.

      During 2001, we recognized approximately $0.5 million in expenses related to remediation efforts and estimate that an aggregate of approximately $1.9 million will be expended in 2002 and 2003. Approximately $0.2 million was spent through June 30, 2002. Based on past experience, we expect these estimates will be sufficient to satisfy anticipated costs of known remediation requirements. However, due to factors such as continuing changes in the environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and changes in the extent of expected remediation efforts, estimated costs for future environmental compliance and remediation are subject to uncertainty and it is difficult to predict the amount or timing of future remediation requirements.

Forward Looking Statements

      This Form 10-Q and other statements issued or made from time to time by Budget Group, Inc. or its representatives contain statements which may constitute “forward looking statements” under the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Budget Group, Inc. and members of its management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include our filing with the Bankruptcy Court, our ability to close the Sale on a timely basis, our ability to emerge from Chapter 11 protection, the availability of financing, the outcome of our efforts to sell our operations in Europe, Middle East and Africa, travel patterns subsequent to September 11, 2001 and general economic conditions as well as the risks set forth in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended, which information is hereby incorporated by reference in this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Documents Filed with Bankruptcy Court

      As a result of the Filings, we are required to file various documents with the Bankruptcy Court, including financial information prepared on an unconsolidated basis. This information also includes statements of financial affairs, schedules of assets and liabilities, and monthly operating reports on forms and in formats prescribed by federal bankruptcy law. As such, this information is prepared in formats different from those used in the Company’s consolidated financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements.

      Information filed with the Bankruptcy Court is not prepared for the purpose of providing a basis for an investment decision relating to common stock or debt and other securities. However, most of the Debtors’ Filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. These Filings may also be obtained through private document retrieval services and may be included in certain Filings with the Securities and Exchange Commission. The Company undertakes no obligation to make any further public announcement with respect to such documents or any other matters referred to in them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to market risk is primarily due to floating rate interest associated with fleet debt. We manage interest rate risk through the use of a combination of fixed and floating rate debt and interest hedging instruments. Other than listed below, no significant changes have occurred in our capital structure or market risk profile during the period ended June 30, 2002. See the Company’s disclosures regarding market risk included under Item 7A of the Company’s Form 10-K for the year ended December 31, 2001, as amended.

      Our floating-rate debt was $1.3 billion or 40.8% of total outstanding debt at June 30, 2002. A fluctuation of the interest rate by 100 basis points would change our interest expense by $13.0 million. For a discussion of the fair value of indebtedness, see note 15 of our Consolidated Financial Statements, contained in the financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

      As disclosed in note 7 to the unaudited consolidated financial statements, we occasionally use hedging instruments to manage market risk related to interest rates and an equity investment. The effect of market changes on these instruments in the three months ended June 30, 2002 is not material.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We have a Trademark License Agreement with Ryder Systems, Inc. (“RSI”) to use the “Ryder TRS” trademark in the conduct of the Ryder TRS truck rental business until December 2004. In the process of transitioning the Ryder TRS consumer truck rental business to the Budget brand, we aired a television commercial, ran a print ad and engaged in other marketing activities which had not been approved by RSI. As a result, RSI filed an action in the U.S. District Court in New York seeking injunctive relief and provided us with notification of the termination of the Trademark License Agreement. On March 5, 2002, we agreed to discontinue the advertising and marketing activities objected to by RSI and that agreement is still in place. Due to the filing on July 29, 2002 of the bankruptcy petition, the legal proceedings, including all discovery and an October 28, 2002 trial date, have been stayed, subject to the court’s ruling on RSI’s pending motion to lift the automatic stay. The parties and Buyer have entered into a settlement of this litigation, which is subject to approval of the Bankruptcy Court and the closing of the Sale of Budget to Buyer. Under this settlement, the parties would dismiss their respective claims, the use of the “Ryder TRS” name would be phased out pursuant to a prescribed schedule and Budget would indirectly bear the cost of reimbursing RSI for expenses aggregating $1,250,000 relating to this litigation.

      On July 29, 2002, we and certain of our domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 02-12152). The Debtors remain in possession of their properties and assets and the management of the Company continues to operate the businesses of the Debtors as debtors-in-possession.

      From time to time we are subject to routine litigation incidental to our business.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults upon Senior Securities

      On April 1, 2002, we did not make a required $18.3 million interest payment to holders of our Senior Notes and on April 29, 2002 we did not make a required $1.5 million interest payment to holders of our Convertible Subordinated Notes. As of that date, the aggregate principal amount of the Senior Notes and Convertible Subordinated Notes outstanding was $400.0 million and $45.0 million, respectively. The applicable grace period for the non-payment on the Senior Notes expired on May 1, 2002 and that under the Convertible Subordinated Notes expired on June 1, 2002.

      On July 29, 2002, the Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 02-12152). The Debtors remain in possession of their properties and assets and the management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. The Debtors filing for Chapter 11 constituted an event of default under each of the Debtors’ financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments unless specifically ordered by the Bankruptcy Court. However, the Debtors are continuing to make payments under the fleet financing facilities.

Item 4.	Submission of Matters to a vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

4.1	—	Series 2002-1 Supplement dated August 6, 2002 to the Amended and Restated Base Indenture dated as of December 31, 1996 among Team Fleet Financing Corporation, as Issuer, Budget Group, Inc. the Servicer and Budget Interest Holder, and Deutsche Bank, as Trustee.
4.2	—	Second Amended and Restated Master Motor Vehicle Lease Agreement dated August 6, 2002 between Team Fleet Financing Corporation, as lessor, Budget Group, Inc., as Guarantor and Budget Rent a Car Systems, Inc.
10.1		Asset And Stock Agreement by and Among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of August 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 29, 2002).
10.2	—	First Amendment to the Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of September 10, 2002.
10.3	—	Second Amendment to the Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its Subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of October 28, 2002.
10.4	—	Thirteenth Amendment, Waiver and Consent to Amended and Restated Credit Agreement, dated as of May 31, 2002, by and among Budget Group, Inc., as borrower, the Lenders parties thereto and Credit Suisse First Boston, as administrative agent for the Lenders.
10.5	—	Fourteenth Amendment, Waiver and Consent to Amended and Restated Credit Agreement, dated as of June 28, 2002, by and among Budget Group, Inc., as borrower, the Lenders parties thereto and Credit Suisse First Boston, as administrative agent for the Lenders.
10.6	—	Series 2002-1 Note Purchase Agreement dated August 6, 2002 between Team Fleet Financing Corporation, Budget Group, Inc., as Servicer, Deutsche Bank Structured Products, Inc. as Note Purchaser and Deutsche Bank as Agent.
10.7	—	Fifteenth Amendment, Waiver and Consent to Amended and Restated Credit Agreement, dated as of July 15, 2002, by and among Budget Group, Inc., as borrower, the Lenders parties thereto and Credit Suisse First Boston, as administrative agent for the Lenders.
10.8	—	Debtor-In-Possession Credit Agreement dated August 7, 2002 among Budget Group, Inc., as Borrower, General Electric Capital Corporation as Administrative Agent and Lender, and GECC Capital Markets Group, Inc. as Lead Arranger.
10.9	—	Annex A (Recitals) to Debtor-In-Possession Credit Agreement dated August 7, 2002 among Budget Group, Inc., as Borrower, General Electric Capital Corporation as Administrative Agent and Lender, and GECC Capital Markets Group, Inc. as Lead Arranger.
10.10	—	Credit and Guaranty Agreement dated as of August 19, 2002, among Budget Group, Inc., as the Borrower, Certain Subsidiaries of Budget Group, Inc., as the Subsidiary Guarantors, Certain Financial Institutions, as the Lenders and Credit Suisse First Boston as the Administrative Agent.
10.11	—	Third Amendment to the Asset and Stock Purchase Agreement by and among Budget Group, Inc. and certain of its subsidiaries, Cendant Corporation and Cherokee Acquisition Corporation dated as of November 7, 2002.
99.1	—	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of the Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On April 2, 2002, the Company filed a Current Report on Form 8-K, relating to its announcement that the Company’s plan to launch a recapitalization initiative.

      On June 25, 2002, the Company filed a Current Report on Form 8-K, relating to its announcement that the Company’s dismissal of its former independent accountants and the appointment of KPMG LLP as its independent auditors for the fiscal year ending December 31, 2002.

      On July 29, 2002, the Company filed a Current Report on Form 8-K, relating to its announcement that it and certain of its subsidiaries had filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.

      On August 15, 2002, the Company filed a Current Report on Form 8-K relating to sworn certifications of its Chief Executive Officer and Chief Financial Officer, as required by the Securities Exchange Act of 1934, as amended.

      On August 29, 2002, the Company filed a Current Report on Form 8-K relating to the Asset and Stock Purchase Agreement entered into among the Company, certain of its subsidiaries and Cendant Corporation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUDGET GROUP, INC.
(Registrant)

By:	/s/ WILLIAM S. JOHNSON

WILLIAM S. JOHNSON
Executive Vice President
Chief Financial Officer

By:	/s/ THOMAS L. KRAM

THOMAS L. KRAM
Vice President, Controller
(Principal Accounting Officer)

Dated: November 13, 2002

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

      I, Sanford Miller, Chairman of the Board and Chief Executive Officer of Budget Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Budget Group, Inc. (the “registrant”) for the quarterly period ended June 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ SANFORD MILLER

SANFORD MILLER
Chairman of the Board and Chief
Executive Officer

Date: November 13, 2002

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

      I, William S. Johnson, Executive Vice President and Chief Financial Officer of Budget Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Budget Group, Inc. (the “registrant”) for the quarterly period ended June 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ WILLIAM S. JOHNSON

WILLIAM S. JOHNSON
Executive Vice President and Chief
Financial Officer

Date: November 13, 2002